Form 10-Q
period 1998-06-30
NUMATICS INC
filed 1998-08-14
CIK 1007298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended           June 30, 1998
                               ------------------------------------------------

Commission File Number                  333-51355
                       --------------------------------------------------------


                            NUMATICS, INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Michigan                                      38-2955710
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               1450 North Milford Road, Milford, Michigan 48357
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                (248) 887-4111
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes                  No       X
          ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common Stock - 21,276.2 shares as of August 11, 1998

Part 1.  Financial Information
Item 1.  Financial Statements
Numatics, Incorporated
Consolidated Statements of Operations (Unaudited)


                                                          Three Months Ended            Six Months Ended
                                                               June 30                       June 30
                                                       -------------------------    -------------------------
                                                           1998         1997          1998           1997
                                                       -----------   -----------    -----------   -----------

Net sales                                              $35,391,579   $37,313,418    $73,214,216   $73,378,688

Costs and expenses (credits):
    Cost of products sold                               22,386,984    23,167,718     46,051,889    46,089,130
    Marketing, engineering, general and administrative   7,888,178     7,933,626     15,734,926    15,581,533
    Single business tax                                     92,017       231,900       (833,998)      463,800
                                                       -----------   -----------    -----------   -----------

Operating income                                         5,024,400     5,980,174     12,261,399    11,244,225

Other expenses
    Interest and other financing expenses                3,740,809     4,223,281      8,151,297     8,352,389
    Other                                                 (152,684)      287,493        389,079     1,063,605
                                                       -----------   -----------    -----------   -----------

Income before income taxes and extraordinary item        1,436,275     1,469,400      3,721,023     1,828,231

Income taxes                                               408,980       530,919      1,291,510       804,104
                                                       -----------   -----------    -----------   -----------

Income before extraordinary item                         1,027,295       938,481      2,429,513     1,024,127

Extraordinary item, net of $2,534,000 of income taxes
    (Extinguishment of debt)                                     0             0     (4,918,000)          --
                                                       -----------   -----------    -----------   -----------

Net earnings (loss)                                    $ 1,027,295   $   938,481    $(2,488,487)  $ 1,024,127
                                                       ===========   ===========    ===========   ===========

                            See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets


                                                                                           June 30       December 31
                                                                                             1998            1997
                                                                                         -----------     -----------
                                                                                         (Unaudited)
                ASSETS
Current Assets:

  Cash and equivalents                                                                    $  1,143,421  $    701,072
  Accounts receivable                                                                       22,819,063    22,174,234
  Inventories                                                                               30,255,401    27,953,158
  Single business taxes receivable                                                           1,082,135       -
  Other current assets                                                                       2,862,492     2,220,852
                                                                                          ------------  ------------
     Total current assets                                                                   58,162,512    53,049,316

Other assets:
  Goodwill, net of accumulated amortization                                                  6,593,685     6,839,952
  Other intangible assets, net of accumulated amortization                                   5,925,229     4,492,380
  Deferred income taxes                                                                      4,582,363     2,323,362
  Investment in affiliate                                                                    2,000,000     2,000,000
  Other                                                                                        451,644       390,895
                                                                                          ------------  ------------
                                                                                            19,552,921    16,046,589
Properties:
  Land                                                                                       1,509,879     1,631,658
  Buildings and improvements                                                                11,449,296    12,072,592
  Machinery and equipment                                                                   42,861,146    39,799,217
                                                                                          ------------  ------------
                                                                                            55,820,321    53,503,467
  Less accumulated depreciation                                                            (26,167,856)  (24,064,119)
                                                                                          ------------  ------------
                                                                                            29,652,465    29,439,348
                                                                                          ------------  ------------
                                                                                          $107,367,898   $98,535,253
                                                                                          ============  ============

     LIABILITIES AND ACCUMULATED DEFICIENCY


Current liabilities:
  Accounts payable trade                                                                    $8,936,801    $9,641,314
  Accrued expenses                                                                           5,290,250     2,225,444
  Compensation and employee benefits                                                         4,831,301     4,574,794
  Taxes, other than income and single business tax                                             373,688       427,349
  Income and single business tax                                                             1,664,620     1,651,266
  Current portion of long term debt                                                          3,239,391     7,060,060
                                                                                          ------------  ------------
     Total current liabilities                                                              24,336,051    25,580,227

Long-term liabilities:
  Long-term debt, less current portion                                                     154,414,245   135,696,137
  Deferred retirement benefits                                                               3,577,461     3,202,440
  Deferred income taxes                                                                        129,007       536,428
                                                                                          ------------  ------------
                                                                                           158,120,713   139,435,005
Redeemable warrant                                                                                         3,102,138
Redeemable common stock                                                                      3,102,150
Minority interest in subsidiaries (redeemable upon the happening of certain                    471,688       348,445
  events outside the control of the Company: $1,083,374 in 1998 and $1,112,173 in 1997)
Accumulated deficiency:
  Common stock $.01 par value, 250,000 shares authorized:
     20,000 shares outstanding and related additional
     paid in capital (redeemable upon the happening of certain events outside
     the control of the Company: $41,317,000 in 1998 and $54,931,000 in 1997)                1,500,000     1,500,000
  Accumulated deficiency                                                                   (79,530,030)  (71,031,763)
  Equity adjustment from foreign currency translation                                         (632,674)     (398,799)
                                                                                          ------------  ------------
                                                                                           (78,662,704)  (69,930,562)
                                                                                          ------------  ------------
                                                                                          $107,367,898   $98,535,253
                                                                                          ============  ============

                                   See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                     ------------------------
                                                         1998         1997
                                                     ------------  ----------
Operating activities
Net income (loss)...................................... $ (2,488,487) $1,024,127
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
    Depreciation.......................................    2,281,538   1,904,251
    Amortization.......................................      580,209     654,663
    Extraordinary item (Extinguishment of debt)........    4,918,000           0
    Deferred interest expense..........................    2,059,894   3,472,386
    Minority interest expense..........................      123,243      21,526
    Deferred taxes.....................................      126,383     (84,428)
    Deferred retirement benefits.......................      375,021     369,103
    Unrealized foreign currency losses.................      117,020     896,243
    Changes in operating assets and liabilities:
      Trade receivables................................     (793,924) (2,480,737)
      Inventories......................................   (2,494,399) (2,492,145)
      Other current assets.............................     (799,098)   (543,319)
      Accounts payable and accrued expenses............    2,607,360   1,201,647
      Compensation and employee benefits...............       79,012      66,345
      Income and single business taxes.................   (1,404,717)  1,236,588
                                                        ------------  ----------
Net cash provided by operating activities..............    5,287,055   5,246,250

Investing activities
Capital expenses.......................................   (2,547,596) (4,466,689)
                                                        ------------  ----------
Net cash used in investing activities..................   (2,547,596) (4,466,689)

Financing activities
Proceeds from long-term borrowing......................  115,000,000   1,850,973

Debt repayments........................................ (102,076,662) (2,602,833)
Debt issuance costs....................................   (4,905,850)   -

Dividends..............................................   (6,000,001)   -
Extraordinary item pertaining to early extinguishment
of debt                                                   (4,194,345)

Issuance of stock......................................           13    -
                                                        ------------  ----------
Net cash (used in) financing activities................   (2,176,845)   (751,860)
Effect of exchange rate changes on cash................     (120,265)     33,411
                                                        ------------  ----------
Net increase in cash and cash equivalents..............      442,349      61,112
Cash and cash equivalents at beginning of year.........      701,072     853,129
                                                        ------------  ----------
Cash and cash equivalents at end of period............. $  1,143,421  $  914,241
                                                        ============  ==========




                            See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  COMPREHENSIVE INCOME

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires unrealized gains or losses on foreign currency translation be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for three and six month periods ended June 30, 1998 and 1997 are as follows:

                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                --------------------  -----------------------
                                   1998       1997       1998          1997
                                ----------  --------  -----------  ----------
Net earnings (loss)             $1,027,000  $938,000  $(2,488,000) $1,024,000
Foreign currency translation
 adjustments                      (144,000)  (15,000)    (152,000)    (50,000)
                                ----------  --------- -----------  ----------
                                $  883,000  $923,000  $(2,640,000) $  974,000
                                ==========  ========  ===========  ==========

     The components of accumulated comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                                        1998            1997
                                                        ----            ----
     Foreign currency translation adjustments        $(411,000)     $(259,000)

3.  SENIOR SUBORDINATED NOTES AND EXTRAORDINARY ITEM

In March 1998, the Company issued $115,000,000 of 9 5/8% Senior Subordinated Notes due 2008 (Senior Subordinated Notes) and replaced its existing credit agreements with banks. In connection with the issuance of the Senior Subordinated Notes and new credit agreement, the Company recognized as extraordinary items $2,150,000, net of taxes, for the write-off of deferred financing costs, $1,591,000, net of taxes, for the amortization of the previous unamortized discount on its previous debt arrangement with Harvard Capital and $1,177,000, net of taxes, for prepayment penalties associated with the previous debt agreement.

4.  WARRANT

On March 24, 1998 Harvard Private Capital Holdings, Inc. exercised its warrant to purchase 1,276.6 shares of common stock at a price of $.01 each.

5.  DIVIDEND

On March 26, 1998 the Company paid a dividend on the shares of its common stock to the holders of record on March 25, 1998. The amount of the dividend paid in cash was $6,000,001.

6. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8% Senior Subordinated Notes issued by the Company in March 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100% of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of June 30, 1998 and December 31, 1997, consolidating condensed statements of operations for the three and six month periods ended June 30, 1998 and 1997 and consolidated condensed statements of cash flows for the six months ended June 30, 1998 and 1997.

2. Numatics, Incorporated (the Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's foreign subsidiaries).

3. Elimination entries necessary to consolidate the parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

                             NUMATICS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         Note 6 - Guarantor and Non-Guarantor Subsidiaries (Continued)
                                 BALANCE SHEET
                                 June 30, 1998

                                                                              Non-
                                                              Guarantor     Guarantor
                                                Parent      Subsidiaries  Subsidiaries   Eliminations   Consolidated
Trade Receivables..........................  $ 11,402,376    $ 2,661,982  $  8,754,705                  $ 22,819,063
Inventories................................    16,717,116      3,312,626    11,128,659   $   (903,000)    30,255,401
Other......................................     2,723,712        271,683     2,092,653                     5,088,048
                                             ------------    -----------  ------------   ------------   ------------
Total current assets.......................    30,843,204      6,246,291    21,976,017       (903,000)    58,162,512
Goodwill, net of accumulated amortization..     1,609,785              0     3,555,881      1,428,019      6,593,685
Other......................................    12,792,988          1,707       164,541              0     12,959,236
Intercompany amounts.......................    32,503,260        158,513     5,496,559    (38,158,332)             0
Property, plant and equipment, net of
 accumulated depreciation..................    24,693,535        744,266     4,214,664              0     29,652,465
                                             ------------    -----------  ------------   ------------   ------------
                                             $102,442,772    $ 7,150,777  $ 35,407,662   $(37,633,313)  $107,367,898
                                             ============    ===========  ============   ============   ============

Accounts payable and accrued expenses......  $ 10,179,335    $ 1,177,916  $  2,869,800                  $ 14,227,051
Compensation and employee benefits.........     3,874,467         85,903       870,931                     4,831,301
Current portion of long-term debt..........     2,799,287                      440,104                     3,239,391
Other......................................     1,291,724         59,405       687,179                     2,038,308
                                             ------------    -----------  ------------   ------------   ------------
Total current liabilities..................    18,144,813      1,323,224     4,868,014   $          0     24,336,051
Long-term debt less current portion........   147,551,392              0     6,862,853              0    154,414,245
Other......................................     6,679,611              0       129,007        471,688      7,280,306
Intercompany amounts.......................     8,659,664      3,982,974    17,863,223    (30,505,861)             0
Accumulated deficiency.....................   (78,592,708)     1,844,579     5,684,565     (7,599,140)   (78,662,704)
                                             ------------    -----------  ------------   ------------   ------------
                                             $102,442,772    $ 7,150,777  $ 35,407,662   $(37,633,313)  $107,367,898
                                             ============    ===========  ============   ============   ============

                               December 31, 1997

                                                                              Non-
                                                             Guarantor     Guarantor
                                                Parent      Subsidiaries  Subsidiaries   Eliminations   Consolidated
Trade Receivables..........................  $ 11,078,207    $ 2,188,502  $  8,907,525                  $ 22,174,234
Inventories................................    15,366,392      2,607,696    10,890,070   $   (911,000)    27,953,158
Other......................................     1,550,468        179,705     1,191,751                     2,921,924
                                             ------------    -----------  ------------   ------------   ------------
Total current assets.......................    27,995,067      4,975,903    20,989,346       (911,000)    53,049,316
Goodwill, net of accumulated amortization..       457,195              0     3,704,800      2,677,957      6,839,952
Other......................................     9,069,132          1,707       135,798              0      9,206,637
Intercompany amounts.......................    32,664,385        224,501     4,179,442    (37,068,328)             0
Property, plant and equipment, net of
 accumulated depreciation..................    24,183,658        670,466     4,585,224              0     29,439,348
                                             ------------    -----------  ------------   ------------   ------------
                                             $ 94,369,437    $ 5,872,577  $ 33,594,610   $(35,301,371)  $ 98,535,253
                                             ============    ===========  ============   ============   ============

Accounts payable and accrued expenses......  $  7,167,784    $ 1,356,896  $  3,342,078                  $ 11,866,758
Compensation and employee benefits.........     3,533,317        164,571       876,906                     4,574,794
Current portion of long-term debt..........     6,172,595                      887,465                     7,060,060
Other......................................       793,156         46,416     1,239,043                     2,078,615
                                             ------------    -----------  ------------   ------------   ------------
Total current liabilities..................    17,666,852      1,567,883     6,345,492   $          0     25,580,227
Long-term debt less current portion........   129,260,490              0     6,435,647              0    135,696,137
Other......................................     6,841,006              0             0        348,445      7,189,451
Intercompany amounts.......................     8,961,055      3,122,466    16,179,742    (28,263,263)             0
Accumulated deficiency.....................   (68,359,966)     1,182,228     4,633,729     (7,386,553)   (69,930,562)
                                             ------------    -----------  ------------   ------------   ------------
                                             $ 94,369,437    $ 5,872,577  $ 33,594,610   $(35,301,371)  $ 98,535,253
                                             ============    ===========  ============   ============   ============

                             NUMATICS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         Note 6 - Guarantor and Non-Guarantor Subsidiaries (Continued)
                            STATEMENT OF OPERATIONS

                                Three Months ended June 30, 1998

                                                          Non-
                                           Guarantor    Guarantor
                              Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
Net Sales.................  $24,269,835    $4,097,068   $13,104,676  $ (6,080,000)  $35,391,579
Costs and expenses........   20,529,558     3,701,135    12,222,814    (6,086,328)   30,367,179
                            -----------    ----------   -----------  ------------   -----------
Operating income..........    3,740,277       395,933       881,862         6,328     5,024,400
Interest and other........    3,565,128       134,106       247,781        50,090     3,997,105
                            -----------    ----------   -----------  ------------   -----------
Net income (loss) before
  extraordinary item......      175,149       261,827       634,081       (43,762)    1,027,295
Extraordinary item........            0             0             0             0             0
                            -----------    ----------   -----------  ------------   -----------
Net income (loss).........  $   175,149    $  261,827   $   634,081  $    (43,762)  $ 1,027,295
                            ===========    ==========   ===========  ============   ===========

                                      Three Months ended June 30, 1997

                                                          Non-
                                           Guarantor    Guarantor
                              Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
Net Sales.................  $26,768,205    $3,059,328   $13,649,885  $ (6,164,000)  $37,313,418
Costs and expenses........   21,589,689     2,959,326    12,875,557    (6,091,328)   31,333,244
                            -----------    ----------   -----------  ------------   -----------
Operating income..........    5,178,516       100,002       774,328       (72,672)    5,980,174
Interest and other........    4,517,820        35,840       476,719        11,314     5,041,693
                            -----------    ----------   -----------  ------------   -----------
Net income................  $   660,696    $   64,162   $   297,609  $    (83,986)      938,481
                            ===========    ==========   ===========  ============   ===========

                                Six Months ended June 30, 1998

                                                            Non-
                                            Guarantor     Guarantor
                               Parent     Subsidiaries  Subsidiaries  Eliminations  Consolidated
Net Sales.................  $50,799,837     $8,725,363   $26,763,016  $(13,074,000)  $73,214,216
Costs and expenses........   41,615,986      7,719,467    24,602,020   (12,984,656)   60,952,817
                            -----------     ----------   -----------  ------------   -----------
Operating income..........    9,183,851      1,005,896     2,160,996       (89,344)   12,261,399
Interest and other........    8,359,580        343,331     1,005,732       123,243     9,831,886
                            -----------     ----------   -----------  ------------   -----------
Net income (loss) before
  extraordinary item......      824,271        662,565     1,155,264      (212,587)    2,429,513
Extraordinary item........    4,918,000              0             0             0     4,918,000
                            -----------     ----------   -----------  ------------   -----------
Net income (loss).........  $(4,093,729)    $  662,565   $ 1,155,264  $   (212,587)  $(2,488,487)
                            ===========     ==========   ===========  ============   ===========

                                Six Months ended June 30, 1997

                                                            Non-
                                           Guarantor      Guarantor
                               Parent    Subsidiaries   Subsidiaries  Eliminations  Consolidated
Net Sales................    52,802,331    5,504,346      26,968,011   (11,896,000)   73,378,688
Costs and expenses.......    43,344,331    5,494,751      25,157,037   (11,861,656)   62,134,463
                            -----------   ----------     -----------  ------------   -----------
Operating income.........     9,458,000        9,595       1,810,974       (34,344)   11,244,225
Interest and Other.......     8,688,282         (308)      1,510,598        21,526    10,220,098
                            -----------   ----------     -----------  ------------   -----------
Net income...............   $   769,718   $    9,903     $   300,376  $    (55,870)  $ 1,024,127
                            ===========   ==========     ===========  ============   ===========

                             NUMATICS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         Note 6 - Guarantor and Non-Guarantor Subsidiaries (Continued)
                            STATEMENT OF CASH FLOWS

                         Six Months ended June 30, 1998

                                                                                        Non-
                                                                       Guarantor     Guarantor
                                                        Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
Net cash used by operating activities.............  $   5,803,734      $(743,467)     $ 226,788      $       0   $  5,287,055

Cash flows from investing activities:
  Capital expenditures............................     (2,155,575)      (156,524)      (235,497)                   (2,547,596)
  Other investments...............................              0              0              0              0              0
                                                    -------------      ---------      ---------      ---------   ------------
Net cash used in investing activities.............     (2,155,575)      (156,524)      (235,497)             0     (2,547,596)

Cash flows from financing activities:
  Proceeds from borrowing.........................    115,000,000              0              0                   115,000,000
  Debt repayments.................................   (102,142,302)             0         65,640                  (102,076,662)
  Debt issuance costs.............................     (4,878,129)             0        (27,721)                   (4,905,850)
  Dividends.......................................     (6,000,001)             0              0                    (6,000,001)
  Extraordinary item (extinguishment of debt).....     (4,194,345)             0              0                    (4,194,345)
  Issuance of stock...............................             13              0              0                            13
  Other...........................................              0              0        (17,278)      (102,987)      (120,265)
                                                    -------------      ---------      ---------      ---------   ------------
Net cash provided (used) in financing activities..     (2,214,764)             0         20,641       (102,987)    (2,297,110)

Intercompany accounts.............................     (1,471,809)       926,498        442,324        102,987              0
                                                    -------------      ---------      ---------      ---------   ------------
Net increase (decrease) in cash...................        (38,414)        26,507        454,256              0        442,349
Cash and cash equivalents, at beginning of year...        169,311        102,480        429,281              0        701,072
                                                    -------------      ---------      ---------      ---------   ------------
Cash and cash equivalents, at end of year.........  $     130,897      $ 128,987      $ 883,537      $       0   $  1,143,421
                                                    =============      =========      =========      =========   ============

                         Six Months ended June 30, 1997

                                                                                      Non-
                                                                     Guarantor     Guarantor
                                                       Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
Net cash provided by operating activities.........  $ 5,260,449      $(141,312)     $ 127,113       $      0    $ 5,246,250

Cash flows from investing activities:
  Capital expenditures............................   (4,083,850)      (122,205)      (260,634)                   (4,466,689)
  Other investments...............................            0              0              0              0              0
                                                    -----------      ---------      ---------       --------    -----------
Net cash used in investing activities.............   (4,083,850)      (122,205)      (260,634)             0     (4,466,689)

Cash flows from financing activities:
  Proceeds from borrowing.........................    1,850,973              0              0                     1,850,973
  Purchase of common and preferred stock..........            0              0              0                             0
  Debt repayments.................................   (2,162,113)             0       (440,720)                   (2,602,833)
  Debt issuance costs.............................            0              0              0                             0
  Other...........................................            0              0         47,110        (13,699)        33,411
                                                    -----------      ---------      ---------       --------    -----------
Net cash provided (used) in financing activities..     (311,140)             0       (393,610)       (13,699)      (718,449)

Intercompany accounts.............................     (306,263)       302,310         (9,746)        13,699              0
                                                    -----------      ---------      ---------       --------    -----------
Net increase (decrease) in cash...................      559,196         38,793       (536,877)             0         61,112
Cash and cash equivalents at beginning of year....      168,512        188,358        496,259              0        853,129
                                                    -----------      ---------      ---------       --------    -----------
Cash and cash equivalents at end of year..........  $   727,708      $ 227,151      $ (40,618)      $      0    $   914,241
                                                    ===========      =========      =========       ========    ===========

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997


Net Sales. The Company's net sales for the second quarter 1998 were $35.4 million compared to $37.3 million in the same 1997 quarter. This 5.1% decrease resulted from an overall softness in the pneumatic market which started during the second quarter of 1998. Net sales of traditional valve products decreased 6.3% or $1.4 million, and net sales of other products decreased 3.5% or $.5 million. North American sales decreased 6.0% or $1.8 million, and international sales decreased 1.4% or $.1 million.

Gross Profit. Gross profit for the three months ended June 30, 1998 was 36.7% of net sales compared to 37.9% in the second quarter of 1997. The decreased percentage was attributable to the unfavorable impact of lower production volumes at certain locations resulting from the lower level of sales.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $7.9 million for both the second quarter of 1998 and 1997. Inflationary increases in these areas were offset by increased efficiencies.

Single Business Tax. Single business tax for the three months ended June 30, 1998 was $.1 compared to $.2 million for the second quarter of 1997. This decrease was caused by a tax ruling that redefined the reported sales included in the tax calculation which favorably impacted the Company.

Operating Income. As a result of the foregoing, operating income for the three months ended June 30, 1998 was $5.0 million, or 14.2% of net sales, compared with $6.0 million, or 16.0% of net sales, for the three months ended June 30, 1997.

Interest and Other Financing Expenses. Interest expense of $3.7 million for the three months ended June 30, 1998 was 11.8% below the $4.2 million of expense for the same period in 1997. This decrease resulted from the interest rate improvement achieved by the refinancing of the Company's subordinated debt on March 24, 1998.

Net Income. Due to the factors discussed above, net income increased $.1 million to $1.0 million in the three months ended June 30, 1998 compared with $.9 million in the same period in 1997.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997


Net Sales. Net sales of $73.2 million for the first half of 1998 were essentially the same as the $73.4 million in the first half of 1997 principally due to a general decline in the pneumatic market during the second quarter of 1998. Net sales of traditional valve products declined 3.4% or $1.5 million while net sales of other products increased 4.3% or $1.3 million. North American sales decreased .2% or $.1 million and international sales decreased .4% or $.1 million.

Gross Profit. Gross profit was $27.2 million, or 37.1% of net sales, for the six months ended June 30, 1998 compared with $27.3 million, or 37.2% of net sales, in the same period of 1997. The cost reductions which were realized in the first quarter of 1998 were offset by the lower sales and production volumes during the second quarter of 1998.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $15.7 million for the first half of 1998 compared to $15.6 million for the first half of 1997. This slight increase of $.1 million is primarily attributed to increased salaries.

Single Business Tax. Single business tax for the first half of 1998 was a credit of $.8 million compared to an expense of $.5 million in 1997. This credit resulted from filing amended tax returns in March 1998 for the years 1992 to 1996 due to a tax ruling which redefined the reported sales which are included in the calculation of the tax which favorably impacted the Company.

Operating Income. Operating income for the six months ended June 30, 1998 was $12.3 million compared to $11.2 million in 1997. This $1.1 million increase was primarily due to the decrease in the single business tax expense discussed above.

Interest and Other Financing Expenses. Interest expense decreased $.2 million to $8.2 million in the first half of 1998 from $8.4 in 1997 due to the improved interest rate resulting from the refinancing of the subordinated debt on March 24, 1998.

Other (Income) Expense. Other expenses decreased to $.4 million in 1998 from $1.1 million in 1997 due principally to a decline in unrealized foreign exchange losses resulting from a more stable U.S. dollar in the first half of 1998 versus the significant strengthening of the dollar in the first half of 1997.

Extraordinary Item. The extraordinary item in the first half of 1998 resulted from the write off of unamortized debt financing costs relating to the refinancing of the Company's debt of $1.6 million, net of taxes, write off of previous unamortized discount on its previous debt arrangement of $2.1 million, net of taxes and a prepayment penalty of $1.2 million, net of taxes. The amount is reported net of $2.5 million tax benefit.

Net Income (Loss). Due to the factors discussed above, net income decreased $3.5 million, to a loss of $2.5 million from income of $1.0 million.

Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Cash provided by operating activities was $5.3 million for the six months ended June 30, 1998 compared to $5.2 million for the same period in 1997.

Cash used in investing activities of $2.6 million during the six months ended June 30, 1998 was $1.9 million less than the $4.5 million used in the first half of 1997. This decrease was principally the result of higher capital expenditures during 1997 primarily due to the construction of a new 68,000 square foot manufacturing facility for the Actuator Division in Franklin, Tennessee. The Company does not have any material commitments for capital expenditures.

Net cash used in financing activities was $2.2 million in 1998 compared to the use of $0.8 million in 1997. The 1998 amount includes the net results of refinancing the Company's debt together with the payment of a $6.0 million dividend.

Working capital was $33.8 million at June 30, 1998 compared to $27.5 million at December 31, 1997. The increase is primarily attributable to a $2.3 million increase in inventories relating to buildups associated with new product introductions, a $1.7 million increase in accounts and taxes receivable and a $3.8 million decrease in the current position of long-term debt. Total assets were $107.4 million at June 30, 1998 compared to $98.5 million at December 31, 1997. This increase includes the increased working capital together with a $2.3 million increase in deferred income tax debits relating to the debt refinancing.

Total debt outstanding was $157.7 million at June 30, 1998 compared to a $142.8 million at December 31, 1997. This increase was caused by the costs and expenditures associated with the refinancing of the Company's debt together with a $6.0 million dividend paid in March 1998.

On March 24, 1998, the Company issued $115,000,000 of 9 5/8% senior subordinated notes, the proceeds of which were utilized to repay outstanding subordinated debt and pay a $6,000,000 dividend with the balance being paid against the Company's bank debt. At the same time, the Company entered into a new bank credit facility, which included (i) term loans of $29.0 million, $4.0 million, and $2.0 million to the Company and its German and Canadian subsidiaries, respectively and (ii) revolving credit facilities, including letters of credit, of $32.0 million and $3.0 million to the Company and its German subsidiary, respectively. The revolving credit facilities permit each of the Company and its German subsidiary to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Interest on term loans to the Company's Canadian and German subsidiaries and the revolving facilities accrues at an annual rate based on an applicable margin over NBD Bank's prime rate, or LIBOR. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $28.7 million as of June 30, 1998. All borrowings under the revolving credit facilities mature in March 2004. The term loans are payable in quarterly installments, which quarterly installments in 1998 will aggregate $1.6 million, in 1999, $2.5 million, in 2000, $3.0 million, in 2001, $3.5 million in 2001, $4.0 million, in 2003 $4.9 million, in 2004, $8.4 million, and in 2005, $7.1 million. This credit facility, and the guarantees thereof by the Company's domestic subsidiaries, is secured by substantially all the Company's domestic and, with respect to the loans to the Company's foreign subsidiaries, substantially all the assets of such subsidiaries. This credit facility includes certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions.

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit No.   Description
-----------   -----------
      3.1.1   Articles of Incorporation of Numatics, Incorporated, as amended
              (1)

      3.1.2   Bylaws of Numatics, Incorporated (1)

      3.2.1   Articles of Incorporation of Numation, Inc., as amended (1)

      3.2.2   Bylaws of Numation, Inc. as amended (1)

      3.3.1   Articles of Incorporation of Numatech, Inc., as amended (1)

      3.3.2   Bylaws of Numatech, Inc. as amended (1)

      3.4.1   Articles of Incorporation of Micro-Filtration, Inc., as amended
              (1)

      3.4.2   Bylaws of Micro-Filtration, Inc. as amended (1)

      3.5.1   Articles of Incorporation of Ultra Air Products, Inc., as amended
              (1)

      3.5.2   Bylaws of Ultra Air Products, Inc. as amended (1)

      3.6.1   Articles of Incorporation of Microsmith, Inc., as amended (1)

      3.6.2   Bylaws of Microsmith, Inc. as amended (1)

      3.7.1   Articles of Incorporation of I.A.E. Incorporated (1)

      3.7.2   Bylaws of I.A.E. Incorporated (1)

      4.1.1 Indenture, dated as of March 23, 1998, relating to 9 5/8% Senior Subordinated Notes due 2008 (the "Notes"), among the Registrant, its subsidiaries that guaranteed the Notes (the "Guarantors"), and First Trust National Association, as trustee, including forms of the Notes and related guarantees (1)

      4.1.2 A/B Exchange Registration Rights Agreement, dated as of March 23, 1998, among the Registrant, the Guarantors, and the initial purchasers of the Notes (1)

                                                             MCP&S 8/12/1998



Exhibit No.   Description
-----------   ---------------------------------------------------------------
   4.2.1      Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Incorporated, Numatics GmbH, Numatics, Ltd., NBD
              Bank, as Administrative Agent, and BankBoston, N.A., as
              Documentation Agent, and the Lenders party thereto (1)

   4.2.2      Amended and Restated Guaranty Agreement, dated as of March 23,
              1998, by the Registrant and Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation
              Agent (1)

  10.1 Purchase Agreement dated March 18, 1998 among the initial purchasers of the Notes, the Registrant, and the Guarantors (1)

  10.2.1 Securities Purchase Agreement, dated as of January 3, 1996, between Numatics, Incorporated and Harvard Capital Management,
              Inc. ("Harvard") (1)

  10.2.2      Numatics, Incorporated Tag-Along and Drag-Along Agreement, dated
              January 3, 1996, among Numatics, Incorporated, its shareholders, and Harvard (1)

  10.2.3      Registration Agreement, dated as of January 3, 1996, between
              Numatics, Incorporated and Harvard (1)

  10.2.4      Form of Guaranty Agreement between Harvard and I.A.E.
              Incorporated, dated as of March 23, 1998 (Each of the Guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.) (1)

  10.2.5      Agreement, dated as of March 23, 1998, between Numatics,
              Incorporated and Harvard (1)

  10.3        Amended and Restated Stock Transfer Agreement, dated December
              28, 1995, among Numatics, Incorporated and its shareholders other than Harvard (1)

  10.3.1      First Amendment, dated June 30, 1998, to Amended and Restated
              Stock Transfer Agreement (2)

  10.4        Voting Agreement, dated as of November 29, 1990, among Numatics,
              Incorporated (under its former name, Numatics Acquisition
              Corporation) and certain of its shareholders (1)

  10.5        Employment Agreement, dated January 3, 1996, between Numatics,
              Incorporated and John H. Welker* (1)



Exhibit No.     Description
-----------     -----------
       10.6     Employment Agreement, dated September 15, 1996, between
                Numatics, Incorporated and David M. Tenniswood* (1)

       10.7 Numatics, Incorporated Amended and Restated Deferred Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)* (1)

       27.1     Financial Data Schedule

  * Indicates contract or compensatory plan or arrangements with one or more directors and/or executive officers

  (1) Filed as an exhibit (having the same exhibit number) to Registration Statement on Form S-4 filed April 29, 1998 (Registration No. 333-51355) and incorporated herein by reference

  (2) Filed as an exhibit (having the same exhibit number) to Amendment No. 1 to Registration Statement on Form S-4 filed July 10, 1998 (Registration No. 333-51355) and incorporated herein by reference

  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NUMATICS, INCORPORATED


                                               By: /s/ Robert P. Robeson
                                                  ----------------------
                                                  Robert P. Robeson
                                                  Vice President, Treasurer and
                                                   Chief Financial Officer

                                               Date: August 14, 1998
                                                     -------------------