Form 10-Q
period 1998-09-30
NUMATICS INC
filed 1998-11-13
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1998
                               -------------------------------------------------

COMMISSION FILE NUMBER    333-51355
                        --------------------------------------------------------


                             NUMATICS, INCORPORATED
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MICHIGAN                               38-2955710
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
      INCORPORATION OR ORGANIZATION)



                1450 NORTH MILFORD ROAD, MILFORD, MICHIGAN    48357
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)


                                 (248) 887-4111
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
                     (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES     X             NO
                              ----------           ---------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

             COMMON STOCK - 21,276.2 SHARES AS OF NOVEMBER 10, 1998


PART 1.  FINANCIAL STATEMENTS

NUMATICS, INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
                                                                   (Unaudited)                        (Unaudited)
                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                          ------------------------------   -------------------------------
                                                             1998                1997           1998              1997
                                                          -------------    -------------   -------------    --------------

Net sales                                                 $  33,891,066    $  37,190,414   $ 107,105,282    $ 110,569,102

Costs and expenses (credits):
      Cost of products sold                                  21,444,515       23,564,357      67,496,404       69,653,487
      Marketing, engineering, general and adminstrative       7,473,047        8,014,861      23,207,973       23,596,394
      Single business tax                                       100,282          231,900        (733,716)         695,700
                                                          -------------    -------------   -------------    -------------

Operating income                                              4,873,222        5,379,296      17,134,621       16,623,521

Other (income) expenses
      Interest and other financing expenses                   3,861,723        4,286,979      12,013,020       12,639,368
      Other                                                    (499,249)         253,406        (110,170)       1,317,011
                                                          -------------    -------------   -------------    -------------

Income before income taxes and extraordinary item             1,510,748          838,911       5,231,771        2,667,142

Income taxes                                                    576,936          485,738       1,868,446        1,289,842
                                                          -------------    -------------   -------------    -------------

Income  before extraordinary item                               933,812          353,173       3,363,325        1,377,300

Extraordinary item, net of $2,534,000 of income taxes
      (Extinguishment of debt)                                        0                0      (4,918,000)               0
                                                          -------------    -------------   -------------    -------------

Net earnings (loss)                                       $     933,812    $     353,173   ($  1,554,675)   $   1,377,300
                                                          =============    =============   =============    =============




                             See accompanying notes.

NUMATICS, INCORPORATED
CONSOLIDATED BALANCE SHEETS

                                                                                     September 30       December 31
                                                                                        1998               1997
                                                                                     -------------    ---------------
                                                                                     (Unaudited)

                                     ASSETS
Current Assets:

    Cash and equivelents                                                             $   1,031,916    $     701,072
    Accounts receivable                                                                 23,040,621       22,174,234
    Inventories                                                                         32,376,908       27,953,158
    Other current assets                                                                 2,809,234        2,220,852
                                                                                     -------------    -------------
          Total current assets                                                          59,258,679       53,049,316

Other assets:
    Goodwill, net of accumulated amortization                                            6,610,982        6,839,952
    Other intangible assets, net of accumulated amortization                             5,880,612        4,492,380
    Deferred income taxes                                                                4,524,363        2,323,362
    Investment in affiliate                                                              2,000,000        2,000,000
    Other                                                                                  454,223          390,895
                                                                                     -------------    -------------
                                                                                        19,470,180       16,046,589
Properties:
    Land                                                                                 1,526,692        1,631,658
    Buildings and improvements                                                          11,627,361       12,072,592
    Machinery and equipment                                                             44,611,840       39,799,217
                                                                                     -------------    -------------
                                                                                        57,765,893       53,503,467
    Less accumulated depreciation                                                      (27,365,128)     (24,064,119)
                                                                                     -------------    -------------
                                                                                        30,400,765       29,439,348
                                                                                     -------------    -------------
                                                                                     $ 109,129,624    $  98,535,253
                                                                                     =============    =============

                           LIABILITIES AND ACCUMULATED DEFICIENCY

Current liabilities:
    Accounts payable trade                                                           $   7,355,087    $   9,641,314
    Accrued expenses                                                                     8,114,152        2,225,444
    Compensation and employee benefits                                                   5,500,676        4,574,794
    Taxes, other than income and single business tax                                       408,195          427,349
    Income and single business tax                                                       1,974,648        1,651,266
    Current portion of long term debt                                                    3,370,689        7,060,060
                                                                                     -------------    -------------
          Total current liabilities                                                     26,723,447       25,580,227


    Long-term debt, less current portion                                               152,969,987      135,696,137
    Deferred retirement benefits                                                         3,764,970        3,202,440
    Deferred income taxes                                                                   48,470          536,428
                                                                                     -------------    -------------
                                                                                       156,783,427      139,435,005
    Redeemable warrant                                                                                    3,102,138
    Redeemable common stock                                                              3,102,150

    Minority interest in subsidiaries (redeemable upon the happening of certain events outside the control of the Company:$1,142,083 in
          1998 and $1,112,173 in 1997)                                                     521,734          348,445

    Common stock $.01 par value, 250,000 shares authorized:
          20,000 shares oustanding and related additional
          paid in capital (redeemable upon the happening of certain events outside
          the control of the Company:$39,842,000 in 1998 and $54,931,000 in 1997)        1,500,000        1,500,000
    Accumulated deficiency                                                             (78,569,923)     (71,031,763)
    Equity adjustment from foreign currency translation                                   (931,211)        (398,799)
                                                                                     -------------    -------------
                                                                                       (78,001,134)     (69,930,562)
                                                                                     -------------    -------------
                                                                                     $ 109,129,624    $  98,535,253
                                                                                     =============    =============


                             See accompanying notes

NUMATICS, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         (Unaudited)
                                                                       Nine Months Ended
                                                                         September 30
                                                            -------------------------------------
                                                                   1998                  1997
                                                            -------------------   ---------------
OPERATING ACTIVITIES
Net income (loss)                                              ($1,554,675)           $1,377,300
Adjustments to reconcile net income (loss)to net cash
   provided by (used in) operating activities:
         Depreciation                                            3,289,898             2,875,267
         Amortization                                              935,305               979,162
         Extraordinary item (Extinguishment of debt)             4,918,000                     0
         Deferred interest expense                               2,059,894             5,351,362
         Minority interest expense                                 173,289                63,156
         Deferred taxes                                            102,422              (167,816)
         Deferred retirement benefits                              562,530               553,654
         Unrealized foreign currency (gains) losses               (406,300)            1,142,258
         Changes in operating assets and liabilities:
              Trade receivables                                   (795,523)           (3,856,972)
              Inventories                                       (4,294,829)           (4,098,879)
              Other current assets                                (698,446)             (745,233)
              Accounts payable and accrued expenses              3,521,240             3,526,857
              Compensation and employee benefits                   917,546               673,566
              Income and single business taxes                     (43,771)            1,587,309
                                                             -------------         -------------
Net cash provided by  operating activities                       8,686,580             9,260,991

INVESTING ACTIVITIES
Capital expenses                                                (4,171,294)           (6,068,886)
                                                             -------------         -------------
Net cash used in operating activities                           (4,171,294)           (6,068,886)

FINANCING ACTIVITIES
Proceeds from long-term borrowing                              115,000,000             1,721,420
Debt repayments                                               (103,763,466)           (4,453,039)
Debt issuance costs                                             (5,087,146)                 --
Dividends                                                       (6,000,001)                 --
Extraordinary item (Extinguishment of debt)                     (4,194,345)
Issuance of stock                                                       13                  --
                                                             -------------         -------------
Net cash (used in) financing activities                         (4,044,945)           (2,731,619)
Effect of exchange rate changes on cash                           (139,497)             (162,217)
                                                             -------------         -------------
Net increase (decrease) in cash and cash equivalents               330,844               298,269
Cash and cash equivalents at beginning of period                   701,072               853,129
                                                             -------------         -------------
Cash and cash equivalents at end of period                      $1,031,916            $1,151,398
                                                             =============         =============


                           See accompanying notes

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

The components of comprehensive income, net of related tax, for three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                              Three Months Ended                    Nine Months Ended
                                                 September 30                          September 30
                                                 ------------                          ------------
                                           1998               1997                 1998            1997
                                           -----              ----                 ----            ----
Net earnings (loss)                   $    934,000          $ 353,000           $(1,555,000)   $ 1,377,000
Foreign currency translation
 adjustments                              (194,000)         (   6,000)           (  346,000)     (  56,000)
                                          --------          ---------           -----------     ----------

                                      $    740,000          $ 347,000           $(1,901,000)   $ 1,321,000
                                           =======            =======            ==========     ==========


The components of accumulated comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                        1998          1997
                                                        ----          ----

Foreign currency translation adjustments              $(605,000)    $(259,000)

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

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

6.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8 % Senior Subordinated Notes issued by the Company in March 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100 % of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of September 30, 1998 and December 31, 1997, consolidating condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and consolidated condensed statements of cash flows for the nine months ended September 30, 1998 and 1997.

2. Numatics, Incorporated (the Parent), combined Guarantor Subsidiaries and combined Non- Guarantor Subsidiaries (consisting of the Company's foreign subsidiaries).

3. Elimination entries necessary to consolidate the parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

                             NUMATICS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          NOTE 6 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998

                                                                                      NON-
                                                                  GUARANTOR      GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
Trade Receivables ........................   $  11,553,951    $   2,487,866   $   8,998,804                     $  23,040,621
Inventories ..............................      17,567,261        3,791,057      12,010,590         (992,000)      32,376,908
Other ....................................       2,118,043          332,783       1,390,324                         3,841,150
                                             -------------    -------------   -------------    -------------    -------------
Total current assets .....................      31,239,255        6,611,706      22,399,718         (992,000)      59,258,679
Goodwill, net of accumulated amortization        1,587,223                0       3,644,412        1,379,347        6,610,982
Other ....................................      12,691,918            1,707         165,573                0       12,859,198
Intercompany amounts .....................      32,892,134          604,230       5,415,273      (38,911,637)               0
Property, plant and equipment, net of
    accumulated depreciation .............      25,214,230          800,307       4,386,228                0       30,400,765
                                             -------------    -------------   -------------    -------------    -------------
                                             $ 103,624,760    $   8,017,950   $  36,011,204    $ (38,524,290)   $ 109,129,624
                                             =============    =============   =============    =============    =============


Accounts payable and accrued expenses ....   $  11,677,351    $     853,666   $   2,938,222                     $  15,469,239
Compensation and employee benefits .......       4,368,164          142,715         989,797                         5,500,676
Current portion of long-term debt ........       2,908,036                          462,653                         3,370,689
Other ....................................       1,677,296           46,876         658,671                         2,382,843
                                             -------------    -------------   -------------    -------------    -------------
Total current liabilities ................      20,630,847        1,043,257       5,049,343                0       26,723,447
Long-term debt less current portion ......     145,719,809                0       7,250,178                0      152,969,987
Other ....................................       6,867,120                0          48,470          521,734        7,437,324
Intercompany amounts .....................       8,643,323        4,886,659      17,358,359      (30,888,341)               0
Accumulated deficiency ...................     (78,236,339)       2,088,034       6,304,854       (8,157,683)     (78,001,134)
                                             -------------    -------------   -------------    -------------    -------------
                                             $ 103,624,760    $   8,017,950   $  36,011,204    $ (38,524,290)   $ 109,129,624
                                             =============    =============   =============    =============    =============


                                DECEMBER 31, 1997

                                                                                      NON-
                                                                  GUARANTOR      GUARANTOR
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
Trade Receivables ........................   $  11,078,207    $   2,188,502   $   8,907,525                     $  22,174,234
Inventories ..............................      15,366,392        2,607,696      10,890,070         (911,000)      27,953,158
Other ....................................       1,550,468          179,705       1,191,751                         2,921,924
                                             -------------    -------------   -------------    -------------    -------------
Total current assets .....................      27,995,067        4,975,903      20,989,346         (911,000)      53,049,316
Goodwill, net of accumulated amortization          457,195                0       3,704,800        2,677,957        6,839,952
Other ....................................       9,069,132            1,707         135,798                0        9,206,637
Intercompany amounts .....................      32,664,385          224,501       4,179,442      (37,068,328)               0
Property, plant and equipment, net of
    accumulated depreciation .............      24,183,658          670,466       4,585,224                0       29,439,348
                                             -------------    -------------   -------------    -------------    -------------
                                             $  94,369,437    $   5,872,577   $  33,594,610    $ (35,301,371)   $  98,535,253
                                             =============    =============   =============    =============    =============


Accounts payable and accrued expenses ....   $   7,167,784    $   1,356,896   $   3,342,078                     $  11,866,758
Compensation and employee benefits .......       3,533,317          164,571         876,906                         4,574,794
Current portion of long-term debt ........       6,172,595                          887,465                         7,060,060
Other ....................................         793,156           46,416       1,239,043                         2,078,615
                                             -------------    -------------   -------------    -------------    -------------
Total current liabilities ................      17,666,852        1,567,883       6,345,492                0       25,580,227
Long-term debt less current portion ......     129,260,490                0       6,435,647                0      135,696,137
Other ....................................       6,841,006                0               0          348,445        7,189,451
Intercompany amounts .....................       8,961,055        3,122,466      16,179,742      (28,263,263)               0
Accumulated deficiency ...................     (68,359,966)       1,182,228       4,633,729       (7,386,553)     (69,930,562)
                                             -------------    -------------   -------------    -------------    -------------
                                             $  94,369,437    $   5,872,577   $  33,594,610    $ (35,301,371)   $  98,535,253
                                             =============    =============   =============    =============    =============

                             NUMATICS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          NOTE 6 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                             STATEMENT OF OPERATIONS


                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                   NON-
                                                               GUARANTOR      GUARANTOR
                                                   PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED

Net Sales ................................    $23,393,427    $ 4,390,437    $12,369,202    $(6,262,000)    $33,891,066
Costs and expenses .......................     19,416,638      4,018,451     11,707,083     (6,124,328)     29,017,844
                                              -----------    -----------    -----------    -----------     -----------
Operating income .........................      3,976,789        371,986        662,119       (137,672)      4,873,222
Interest and other .......................      3,620,417        128,528        140,419         50,046       3,939,410
                                              -----------    -----------    -----------    -----------     -----------
Net income(loss) before extraordinary
  item....................................        356,372        243,458        521,700       (187,718)        933,812
Extraordinary item .......................              0              0              0              0               0
                                              -----------    -----------    -----------    -----------     -----------
Net income (loss) ........................    $   356,372    $   243,458    $   521,700    $  (187,718)    $   933,812
                                              ===========    ===========    ===========    ===========     ===========

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                                     NON-
                                                                GUARANTOR          GUARANTOR
                              PARENT      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
Net Sales ...........   $ 26,259,401      $  3,991,653      $ 12,996,360       $ (6,057,000)      $ 37,190,414
Costs and expenses...     21,696,077         3,544,702        12,543,667         (5,973,328)        31,811,118
                        ------------      ------------      ------------       ------------       ------------
Operating income.....      4,563,324           446,951           452,693            (83,672)         5,379,296
Interest and other...      4,247,884           152,512           584,097             41,630          5,026,123
                        ------------      ------------      ------------       ------------       ------------
Net income (loss)....   $    315,440      $    294,439      $   (131,404)      $   (125,302)           353,173
                        ============      ============      ============       ============       ============


                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                 NON-
                                                             GUARANTOR      GUARANTOR
                                               PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED

Net Sales ...........................   $  74,193,264    $  13,115,800   $  39,132,218   $ (19,336,000)   $ 107,105,282
Costs and expenses ..................      61,032,624       11,737,918      36,309,103     (19,108,984)      89,970,661
                                        -------------    -------------   -------------   -------------    -------------
Operating income ....................      13,160,640        1,377,882       2,823,115        (227,016)      17,134,621
Interest and other ..................      11,979,997          471,859       1,146,151         173,289       13,771,296
                                        -------------    -------------   -------------   -------------    -------------
Net income(loss) before extraordinary
  item ..............................       1,180,643          906,023       1,676,964        (400,305)       3,363,325
Extraordinary item ..................       4,918,000                0               0               0        4,918,000
                                        -------------    -------------   -------------   -------------    -------------
Net income (loss) ...................   $  (3,737,357)   $     906,023   $   1,676,964   $    (400,305)   $  (1,554,675)
                                        =============    =============   =============   =============    =============


                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                            NON-
                                                       GUARANTOR      GUARANTOR
                           PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
Net Sales ..........   79,061,732      9,495,999     39,964,371    (17,953,000)    110,569,102
Costs and expenses..   65,040,408      9,039,453     37,700,704    (17,834,984)     93,945,581
                     ------------   ------------   ------------   ------------    ------------
Operating income....   14,021,324        456,546      2,263,667       (118,016)     16,623,521
Interest and Other..   12,936,165        152,204      2,094,696         63,156      15,246,221
                     ------------   ------------   ------------   ------------    ------------
Net income ......... $  1,085,159   $    304,342   $    168,971   $   (181,172)   $  1,377,300
                     ============   ============   ============   ============    ============


                             NUMATICS, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          NOTE 6 - GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)
                             STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                                             NON-
                                                                                   GUARANTOR            GUARANTOR
                                                               PARENT           SUBSIDIARIES          SUBSIDIARIES
Net cash used by operating activities ..........        $   9,282,874         $  (1,025,578)        $     429,284

Cash flows from investing activities:
  Capital expenditures .........................           (3,485,119)             (248,064)             (438,111)
  Other investments ............................                    0                     0                     0
                                                        -------------         -------------         -------------
Net cash used in investing activities ..........           (3,485,119)             (248,064)             (438,111)

Cash flows from financing activities:
  Proceeds from borrowing ......................          115,000,000                     0                     0
  Debt repayments ..............................         (103,865,137)                    0               101,671
  Debt issuance costs ..........................           (5,057,711)                    0               (29,435)
  Dividends ....................................           (6,000,001)                    0                     0
  Extraordinary item (extinguishment of debt) ..           (4,194,345)                    0                     0
  Issuance of stock ............................                   13                     0                     0
  Other ........................................                    0                     0                22,182
                                                        -------------         -------------         -------------
Net cash provided (used) in financing activities        $  (4,117,181)                    0         $      94,418

Intercompany accounts ..........................           (1,728,433)            1,384,466               182,288
                                                                              -------------         -------------
Net increase (decrease) in cash ................              (47,859)              110,824               267,879
Cash and cash equivalents, at beginning of year               169,311               102,480               429,281
                                                        -------------         -------------         -------------
Cash and cash equivalents, at end of year ......        $     121,452         $     213,304         $     697,160
                                                        =============         =============         =============




                                                         ELIMINATIONS           CONSOLIDATED
Net cash used by operating activities ..........        $           0         $   8,686,580

Cash flows from investing activities:
  Capital expenditures .........................                 --              (4,171,294)
  Other investments ............................                    0                     0
                                                        -------------         -------------
Net cash used in investing activities ..........                    0            (4,171,294)

Cash flows from financing activities:
  Proceeds from borrowing ......................                 --             115,000,000
  Debt repayments ..............................                 --            (103,763,466)
  Debt issuance costs ..........................                 --              (5,087,146)
  Dividends ....................................                 --              (6,000,001)
  Extraordinary item (extinguishment of debt) ..                 --              (4,194,345)
  Issuance of stock ............................                 --                      13
  Other ........................................             (161,679)             (139,497)
                                                        -------------         -------------
Net cash provided (used) in financing activities        $    (161,679)        $  (4,184,442)

Intercompany accounts ..........................              161,679                     0
                                                        -------------         -------------
Net increase (decrease) in cash ................                    0               330,844
Cash and cash equivalents, at beginning of year                     0               701,072
                                                        -------------         -------------
Cash and cash equivalents, at end of year ......        $           0         $   1,031,916
                                                        =============         =============



                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                                     NON-
                                                                                GUARANTOR          GUARANTOR
                                                              PARENT         SUBSIDIARIES       SUBSIDIARIES
Net cash provided by operating activities .......        $ 8,397,259         $  (245,674)        $ 1,109,406

Cash flows from investing activities:
  Capital expenditures ..........................         (5,481,839)           (245,266)           (341,781)
  Other investments .............................                  0                   0                   0

Net cash used in investing activities ...........        $(5,481,838)        $  (245,266)        $  (341,781)

Cash flows from financing activities:
  Proceeds from borrowing .......................          1,721,420                   0                   0
  Purchase of common and preferred stock ........                  0                   0                   0
  Debt repayments ...............................         (3,305,169)                  0          (1,147,870)
  Debt issuance costs ...........................                  0                   0                   0
  Other .........................................                  0                   0             (59,464)
                                                                             -----------         -----------
Net cash provided (used) in financing activities         $(1,583,749)                  0         $(1,207,334)

Intercompany accounts ...........................         (1,461,782)            570,713             788,316
                                                         -----------         -----------         -----------
Net increase (decrease) in cash .................           (130,111)             79,773             348,607
Cash and cash equivalents at beginning of year ..            168,512             188,358             496,259
                                                         -----------         -----------         -----------
Cash and cash equivalents at end of year ........        $    38,401         $   268,131         $   844,866
                                                         ===========         ===========         ===========



                                                        ELIMINATIONS        CONSOLIDATED
Net cash provided by operating activities .......        $         0         $ 9,260,991

Cash flows from investing activities:
  Capital expenditures ..........................               --            (6,068,886)
  Other investments .............................                  0                   0

                                                        -----------         -----------
Net cash used in investing activities ...........                  0         $(6,068,885)

Cash flows from financing activities:
  Proceeds from borrowing .......................               --             1,721,420
  Purchase of common and preferred stock ........               --                     0
  Debt repayments ...............................               --            (4,453,039)
  Debt issuance costs ...........................               --                     0
  Other .........................................           (102,753)           (162,217)
                                                         -----------         -----------
Net cash provided (used) in financing activities         $  (102,753)        $(2,893,836)

Intercompany accounts ...........................            102,753                   0
                                                         -----------         -----------
Net increase (decrease) in cash .................               --               298,269
Cash and cash equivalents at beginning of year ..                  0             853,129
                                                         -----------         -----------
Cash and cash equivalents at end of year ........        $         0         $ 1,151,398
                                                         ===========         ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. The Company's net sales for the third quarter 1998 were $33.9 million compared to $37.2 million in the same 1997 quarter. This 8.9% decrease resulted from a continuation of the overall softness in the pneumatic market which started during the second quarter of 1998. Net sales of traditional valve products decreased 7.5% or $1.6 million, and net sales of other products decreased 10.7% or $1.7 million. North American sales decreased 10.9% or $3.3 million, and international sales remained essentially the same as the prior period.

GROSS PROFIT. Gross profit for the three months ended September 30, 1998 was 36.7% of net sales compared to 36.6% in the third quarter of 1997. The slightly increased percentage was attributable to the favorable impact of cost containment efforts which offset the unfavorable impact of lower production volumes at certain locations resulting from the lower sales levels.

MARKETING, ENGINEERING, GENERAL AND ADMINISTRATIVE. Marketing, engineering, general and administrative expenses were $7.5 million in the third quarter of 1998 compared to $8.0 million in the same 1997 quarter. This decrease resulted from cost containment efforts implemented in the second quarter of 1998 in response to the lower sales levels caused by the softness in the pneumatic market.

SINGLE BUSINESS TAX. Single business tax for the three months ended September 30, 1998 was $.1 compared to $.2 million for the third quarter of 1997. This decrease was caused by a tax ruling that redefined the reported sales included in the tax calculation which favorably impacted the Company.

OPERATING INCOME. As a result of the foregoing, operating income for the three months ended September 30, 1998 was $4.9 million, or 14.4% of net sales, compared with $5.4 million, or 14.5% of net sales, for the three months ended September 30, 1997.

INTEREST AND OTHER FINANCING EXPENSES. Interest expense of $3.9 million for the three months ended September 30, 1998 was 9.9% below the $4.3 million of expense for the same period in 1997. This decrease resulted from the interest rate improvement achieved by the refinancing of the Company's subordinated debt on March 24, 1998.

OTHER (INCOME) EXPENSE. Other income of $.5 million during the three months ended September 30, 1998 consisted principally of unrealized foreign exchange gains which resulted from the weakening of the U.S. dollar against major foreign currencies. In the second quarter of 1997 other expense of $.3 million consisted primarily of unrealized foreign exchange losses resulting from the U.S. dollar strengthening during the quarter.

NET INCOME. Due to the factors discussed above, net income increased $.5 million to $.9 million in the three months ended September 30, 1998 compared with $.4 million in the same period in 1997.




NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. Net sales of $107.1 million for the nine months ended September 30, 1998 were 3.1% less than the $110.6 million in the same period of 1997 principally due to a general decline in the pneumatic market which started during the second quarter of 1998. Net sales of traditional valve products declined 4.7% or $3.1 million while net sales of other products decreased 0.9% or $.4 million. North American sales decreased 3.8% or $3.5 million and international sales remained essentially the same as the prior period.

GROSS PROFIT. Gross profit was $39.6 million, or 37.0% of net sales, for the nine months ended September 30, 1998 compared with $40.9 million, or 37.0% of net sales, in the same period of 1998. The cost reductions which were realized as a result of the cost containment efforts in 1998 offset the unfavorable effect of the lower production volumes at certain locations due to lower sales levels.

MARKETING, ENGINEERING, GENERAL AND ADMINISTRATIVE. Marketing, engineering, general and administrative expenses were $23.2 million for the nine months ended September 30, 1998 compared to $23.6 million for the first nine months of 1997. This decrease is attributable to cost containment initiatives implemented in the second quarter of 1998 in recognition of the lower sales levels resulting from the softness in the pneumatic market.

SINGLE BUSINESS TAX. Single business tax for the first nine months of 1998 was a credit of $.7 million compared to an expense of $.7 million in in 1997. The credit resulted from filing amended tax returns in March 1998 for the years 1992 to 1996 due to a tax ruling which redefined the reported sales which are included in the calculation of the tax which favorably impacted the Company.

OPERATING INCOME. Operating income for the nine months ended September 30, 1998 was $17.1 million compared to $16.6 million in the same period in 1997. This $.5 million increase was primarily due to the decrease in the single business tax expense discussed above.

INTEREST AND OTHER FINANCING EXPENSES. Interest expense decreased $.6 million to $12.0 million in the first nine months of 1998 from $12.6 in 1997 due to the improved interest rate resulting from the refinancing of the subordinated debt on March 24, 1998.

OTHER (INCOME) EXPENSE. Other income of $.1 million for the nine months ended September 30, 1998 was attributable to unrealized foreign exchange gains which resulted from the weakening of the U.S. dollar against major foreign currencies, particularly in the third quarter of 1998. Other expense of $1.3 million in the nine months ended September 30, 1997 consisted primarily of unrealized foreign exchange losses resulting from the strengthening of the U.S.
dollar during that period.

EXTRAORDINARY ITEM. The extraordinary item in the nine months ended
September 30, 1998 resulted from the write off of unamortized debt financing costs relating to the refinancing of the Company's debt of $1.6 million, net of taxes, write off of previous unamortized discount on its previous debt arrangement of $2.1 million, net of taxes and a prepayment penalty of $1.2 million, net of taxes. The amount is reported net of $2.5 million tax benefit.

NET INCOME (LOSS). Due to the factors discussed above, net income decreased $2.9 million, to a loss of $1.5 million during the nine months ended September 30, 1998 from income of $1.4 million in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Cash provided by operating activities was $8.7 million for the nine months ended Septemer 30, 1998 compared to $9.3 million for the same period in 1997.

Cash used in investing activities of $4.2 million during the nine months ended September 30, 1998 was $1.9 million less than the $6.1 million used in the first nine months of 1997. This decrease was principally the result of higher capital expenditures during 1997 primarily due to the construction of a new 68,000 square foot manufacturing facility for the Actuator Division in Franklin, Tennessee. The Company does not have any material commitments for capital expenditures.

Net cash used in financing activities was $4.0 million in 1998 compared to the use of $2.7 million in 1997. The 1998 amount includes the net results of refinancing the Company's debt together with the payment of a $6.0 million dividend.

Working capital was $32.5 million at September 30, 1998 compared to $27.5 million at December 31, 1997. The increase is primarily attributable to a $4.4 million increase in inventories relating to buildups associated with new product introductions as well as higher inventory levels resulting from decreased sales levels, a $.9 million increase in accounts receivable, a $3.6 million increase in accounts payable and accrued expenses relating to interest on the $115,000,000 of senior subordinated notes and a $3.7 million decrease in the current position of long-term debt. Total assets were $109.1 million at September 30, 1998 compared to $98.5 million at December 31, 1997. This increase includes the increased working capital together with a $2.2 million increase in deferred income tax debits relating to the debt refinancing.

Total debt outstanding was $156.3 million at September 30, 1998 compared to a $142.8 million at December 31, 1997. This increase was caused by the costs and expenditures associated with the refinancing of the Company's debt together with a $6.0 million dividend paid in March 1998.

On March 24, 1998, the Company issued $115,000,000 of 9 5/8% senior subordinated notes, the proceeds of which were utilized to repay outstanding subordinated debt and pay a $6,000,000 dividend with the balance being paid against the Company's bank debt. At the same time, the Company entered into a new bank credit facility, which included (i) term loans of $29.0 million, $4.0 million, and $2.0 million to the Company and its German and Canadian subsidiaries, respectively and (ii) revolving credit facilities, including letters of credit, of $32.0 million and $3.0 million to the Company and its German subsidiary, respectively. The revolving credit facilities permit each of the Company and its German subsidiary to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Interest on term loans to the Company's Canadian and German subsidiaries and the revolving facilities accrues at an annual rate based on an applicable margin over NBD Bank's prime rate, or LIBOR. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $28.9 million as of September 30, 1998. All borrowings under the revolving credit facilities mature in March 2004. The term loans are payable in quarterly installments, which quarterly installments in 1998 will aggregate $1.6 million, in 1999, $2.5 million, in 2000, $3.0 million, in 2001, $3.5 million in 2002,
$4.0 million, in 2003 $4.9 million, in 2004, $8.4 million, and in 2005, $7.1 million. This credit facility, and the guarantees thereof by the Company's domestic subsidiaries, is secured by substantially all the Company's domestic subsidiaries and, with respect to the loans to the Company's foreign subsidiaries, substantially all the assets of such subsidiaries. This credit facility includes certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company implemented an assessment project to address the Year 2000 Issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has contracts in place with external resources and has allocated internal resources to replace or reprogram, and test the software for Year 2000 modifications. The Company has initiated remediation and testing, and is implementing an action plan to address the Year 2000 issue and estimates that the majority of testing will be completed by the end of the second quarter of 1999 and that the Year 2000 project will be completed within one year. A number of third party audits are being performed and others are planned. The Company presently believes that with modifications to the existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or not completely timely, the Year 2000 issue could cause production interruptions that could have a material impact on the operations of the Company. The Company is developing contingency plans and will continue to do so throughout the program.

The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company plans to complete the Year 2000 project within one year. The total cost of the Year 2000 project is estimated to be $4.0 million and is being funded through operating cash flows. Of the total project cost, approximately $2.8 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $1.2 million represents maintenance and repair of existing systems and other project costs and will be expensed as incurred over the next year. As of September 30, 1998 the Company has expended approximately $1.7 million related to the assessment activities, the development of a remediation plan and the implementation of the remediation plan in connection with its Year 2000 project.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                                     PART II
                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       Exhibit                  Description
       -------                  -----------
         27                     Financial Data Schedule

(b)    REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By:   /s/ Robert P. Robeson
   ------------------------------------------
   Robert P. Robeson
   Vice President , Treasurer and
   Chief Financial Officer


Date:  11-13-98
     ----------------------------------------