Form 10-K405
period 1998-12-31
NUMATICS INC
filed 1999-03-31
CIK 1007298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
     (Mark One)

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 1998

     [ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
              For the transition period from _____________ to _______________

     Commission file number:  333-51355

                             NUMATICS, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

               Michigan                                38-2955710
     (State or Other Jurisdiction              (I.R.S. EmployerIdentification
     of Incorporation or Organization)                    Number)

              1450 North Milford Road, Milford, Michigan    48357
             (Address of Principal Executive Offices)    (Zip Code)

                                 (248) 887-4111
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:   None

     Securities registered pursuant to Section 12(g) of the Act:

                  9 5/8% Series B Subordinated Notes Due 2008
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.     YES  [x]    NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K.   [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. $0 (Registrant's common equity has no trading market.)

     Indicate the number of shares outstanding of each of registrant's classes
     of common stock, as of the latest practicable date:   Common Stock
     21,276.6 shares as of March 29, 1999

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                 CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS
                 ---------------------------------------------

          This Form 10-K report, including the information provided under item 1 and under item 7, contains forward-looking statements, which can be identified by the use of the future tense or other forward-looking terms such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue," "should," "strategy," or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate net sales, income, or cash flow to service indebtedness are forward-looking statements. Investors are cautioned that reliance on any of those forward-looking statements involves risks and uncertainties and that, although Numatics' management believes that the assumptions on which those forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those assumptions. The uncertainties in this regard include, but are not limited to, those identified in "Risk Factors" under item 1. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by Numatics that its plans and objectives will be achieved. All forward-looking statements are expressly qualified by the cautionary statements contained in this paragraph and in "Risk Factors" below. Numatics undertakes no duty to update any forward-looking statements.

                                     PART I

     ITEM 1.  BUSINESS

          Numatics, Incorporated ("Numatics" and, together with its subsidiaries, the "Company") is a global manufacturer and marketer, both directly and through its subsidiaries, of pneumatic valves, actuators, and related specialty products. The Company's principal market is the United States, in which it is the largest manufacturer in its core productdirectional control, base mounted, 4-way pneumatic valves. The Company also conducts operations in several foreign countries, including Canada, Germany, England, Italy, France, the Netherlands, Hungary, Taiwan, and Mexico.

     History
     -------

          The Company's operating history began in 1990, when senior management of Numatics' predecessor, led by Numatics' Chairman, CEO, and President, John Welker, formed Numatics, and Numatics purchased the assets of the predecessor company (including the stock of its Canadian and German subsidiaries) from the predecessor's founder, William Carls, in a leveraged buyout (the "1990 Buyout"). Mr. Welker and his management team held a 20% ownership interest in Numatics after the 1990 Buyout, with the remaining 80% held primarily by two venture capital investors. The 1990 Buyout was funded with $61.8 million in debt, $8.0 million in junior subordinated convertible debt, $6.0 million in equity contributions, and $9.2 million in cash.

          In 1992, Numatics acquired the 80% equity interest it continutes to hold in its subsidiary, Micro-Filtration, Inc. In 1994, Numatics formed Numatech, Inc., retaining an 88% equity interest in that subsidiary, and Numation, Inc., retaining a 90% equity interest in that subsidiary. In 1995, Numatics acquired 80% equity interests in two other subsidiaries, Ultra Air Products, Inc., and MicroSmith, Inc. Numatics now holds a 90% interest in MicroSmith, Inc. In accordance with the Company's management philosophy,the managers of Micro Filtration, Numatech, Numation, Ultra Air , and MicroSmith own all of the equity in these subsidiaries not owned by Numatics. The stock they own is non-voting stock; the Company owns all of the voting stock of each subsidiary. Also in 1995, Numatics purchased 12% of the stock of Univer SpA, the largest manufacturer of pneumatic products in Italy.

          By the end of 1995, Numatics senior management had increased their share of Numatics' common stock to 30% through performance incentives. Effective December 31, 1995, Numatics redeemed the remaining equity interests of the outside investors (the "1995 Recapitalization"), and the management team became 100% owners of the outstanding common stock. The redemption of the outside investors' equity interests in the 1995 Recapitalization was funded with $97.3 million in debt, including $30.0 million in a senior subordinated note (the "Old Subordinated Note") with a detachable warrant for 6% of Numatics' common stock.

          The detachable warrant was exercised on March 24, 1998. On the same day, Numatics issued $115.0 million of transfer-restricted 9 5/8% senior subordinated notes, guaranteed by all of Numatics domestic subsidiaries (the "Interim Notes"), the proceeds of which were used to repay the Old Subordinated Note and pay a $6 million dividend on Numatics' common stock, with the balance being paid against the Company's then outstanding bank debt.

          At the same time as the Interim Note issuance, the Company also entered into a new bank credit facility, which included term loans of $29.0 million, $4.0 million, and $2.0 million to Numatics and its German and Canadian subsidiaries, respectively, and revolving credit facilities, including letters of credit, of $32.0 million and $3.0 million to Numatics and its German subsidiary, respectively. This facility (the "New Credit Facility"), which continues in effect at present, is guaranteed by all of Numatics' domestic subsidiaries, and the facility and those guarantees are secured by substantially all the assets of Numatics and its domestic subsidiaries and, with respect to the loans to Numatic's foreign subsidiaries, substantially all the assets of those subsidiaries. Additional information concerning the New Credit Facility is provided below under "Risk Factors--Leverage," "--Subordination," and "--Dependence upon John Welker," item 7, and note 2 to the Company's consolidated financial statements filed with this Form 10-K as exhibit 99.1.

          In September 1998, in an exchange offer registered under the Securities Act of 1933, the Interim Notes were exchanged for Series B 9 5/8% senior subordinated notes having identical terms, except for the absence of transfer restrictions, and guaranteed by the same subsidiaries (the "Series B Notes"). Some additional information concerning the Series B Notes and the indenture under which they were issued is provided below under "Risk Factors--Leverage," "--Subordination," and "--Possible Inability to Repurchase Series B Notes Upon a Change in Control," and in
     note 2 to the Company's 1998 consolidated financial statements. More extensive information concerning the Series B Notes is contained in the Form S-4 registration statement (SEC File No. 333-51355) under which the Series B Notes were registered for purposes of the exchange offer, which can be found at the SEC's web site (www.sec.gov).

     Risk Factors
     ------------

          As noted above under "Cautions Regarding Forward-Looking Statements," the information provided under this item 1, as well as elsewhere in this Form 10-K report, includes forward-looking statements. Although management believes that the plans, intentions, and expectations concerning the Company reflected in those forward-looking statements are reasonable, it can give no assurance that those plans, intentions, or expectations will be achieved. Important factors that could cause actual results to differ materially from those included in or suggested by any forward-looking statements are set forth below and elsewhere in this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Risk Factors set forth below.

          Leverage. The Company is highly leveraged. On December 31, 1998, the Company had total indebtedness of approximately $160.4 million and an accumulated deficiency of approximately $75.3 million. As of that date, the aggregate debt of the Company to which the Series B Notes are subordinated ("Senior Debt"), which includes borrowings under the New Credit Facility, was approximately $45.4 million, and approximately $24.5 million would have been available for additional borrowing under the New Credit Facility, subject to borrowing base limitations. All outstanding Senior Debt was owed by Numatics and its German and Canadian subsidiaries and none by its domestics subsidiaries that have guaranteed the Series B Notes (the "Guarantors"), except that the Guarantors have guaranteed Numatics' borrowings under the New Credit Facility. The indenture governing the Series B Notes permits the incurrence of additional indebtedness, including Senior Debt, by Numatics and its subsidiaries in the future, subject to certain limitations.

          The Company's current annual debt service requirement is approximately $17.0 million. The Company's ability to make scheduled payments of principal of or interest on, or to refinance, its indebtedness (including the Series B Notes) will depend on its future performance, which to some extent is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. Based upon the Company's current level of operations and future business which has been awarded, management believes that cash flow from operations and available cash, together with available borrowings under the New Credit Facility, will be adequate to meet the Company's future liquidity needs until the scheduled expiration of the New Credit Facility, at which time the Company would expect to replace the New Credit Facility. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth opportunities and operating improvements will be realized, or that future borrowings will be available under the New Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Series B Notes, or to fund its other liquidity needs. The New Credit Facility, the term loans under it, and a $2.5 million industrial revenue bond for which the Company is responsible under the facility mature prior to the maturity of the Series B Notes, and there can be no assurance that the Company will be able to replace the New Credit Facility, or refinance any other indebtedness, on commercially reasonable terms or at all.

          The degree to which the Company is leveraged could have important consequences to investors, including, but not limited to, making it more difficult for the Company to satisfy its obligations with respect to the Series B Notes, increasing the Company's vulnerability to general adverse economic and industry conditions, limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to fund acquisitions, requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industries it serves, and placing the Company at a competitive disadvantage compared to less leveraged competitors. In addition, the indenture governing the Series B Notes and the New Credit Facility contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

          Subordination. The Series B Notes are subordinated in right of payment to all of Numatics' current and future Senior Debt (as defined in the indenture governing the Series B Notes), and the guarantees of the Series B Notes by the Guarantors (the "Subsidiary Guarantees") are subordinated in right of payment to all current and future Senior Debt of the Guarantors. As defined in the governing indenture, the term Senior Debt includes the New Credit Facility and the Guarantors' guarantees of that facility. The New Credit Facility is secured by substantially all of the assets of Numatics and its domestic subsidiaries as well as all of the outstanding voting stock of Numatics' domestic subsidiaries, and by 66% of the capital stock of the Numatics' foreign subsidiaries. Due to these subordination provisions, upon any distribution to creditors of Numatics or any Guarantor in a liquidation or dissolution of Numatics or the Guarantor or in a bankruptcy, reorganization, insolvency, receivership, or similar proceeding relating to Numatics, a Guarantor, or the property of Numatics or a Guarantor, the holders of Senior Debt of Numatics or the Guarantor, respectively, will be entitled to be paid in full before any payment may be made with respect to the Series B Notes or the related Subsidiary Guarantee. In addition, under the governing indenture, payments with respect to the Series B Notes and the Subsidiary Guarantees will be blocked in the event of a payment default on Designated Senior Debt (defined in the indenture to include the New Credit Facility and the related guarantees of that facility) and may be blocked for up to 179 days each year in the event of certain non-payment defaults on Designated Senior Debt.

          In the event of a bankruptcy, liquidation, or reorganization of Numatics or a Guarantor, holders of the Series B Notes will participate ratably with all holders of subordinated indebtedness of Numatics or the Guarantor that is deemed to be of the same class as the Series B Notes, and potentially with all general creditors of Numatics or the Guarantor other than holders of Senior Debt, based upon the respective amounts owed to each holder or creditor, in the remaining assets of Numatics or the Guarantor. In any of the foregoing events, there can be no assurance that Numatics or any or all of the Guarantors would have sufficient assets to pay amounts due on the Series B Notes. As a result, holders of Series B Notes may receive less, ratably, than the holders of other debt of Numatics or of a Guarantor, including Senior Debt.

          The Company derives a significant portion of its revenue from Numatics' foreign subsidiaries, which have not guaranteed the Series B Notes. Holders of indebtedness of, and trade creditors of, those foreign subsidiaries generally would be entitled to payment of their claims from the assets of the affected subsidiaries before any of those assets are made available for distribution to Numatics. The indenture governing the Series B Notes permits the incurrence of substantial additional indebtedness by Numatics' foreign subsidiaries and permits investments by Numatics or other subsidiaries in those subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of a subsidiary that has not guaranteed the Series B Notes, holders of any of that subsidiary's indebtedness will have a claim to the assets of the subsidiary that is prior to Numatics' interest in those assets. As of December 31, 1998, the total liabilities of subsidiaries that have not guaranteed the Series B Notes was $12.8 million.

          Dependence upon John Welker. The Company's continued success will be substantially dependent upon the efforts of John Welker. Mr. Welker has been Numatics' Chairman, President, and Chief Executive Officer since the 1990 Buyout. He also owns over 74% and controls the vote of 94% of Numatics' outstanding common stock, which means he is in a position to elect its Board of Directors and to control its management, policies, and operations. When he acts in his capacity as a Numatics shareholder, Mr. Welker does not owe fiduciary duties to holders of Series B Notes or other Numatics' investors.

          The Company could be adversely affected if Mr. Welker were to become unwilling or unable to continue as head of Numatics' management team. It is an event of default under the New Credit Facility if Mr. Welker ceases to be the President and Chief Executive Officer of Numatics or ceases to have the ability to elect a majority of its directors and if he is not replaced by a person satisfactory to the New Credit Facility lenders. The Company maintains $15 million of key-man life insurance on Mr. Welker's life, but that amount would not be sufficient to retire all existing indebtedness under the New Credit Facility should it become necessary to do so.

          Possible Inability to Repurchase Series B Notes upon a Change in Control. The indenture governing the Series B Notes requires Numatics to offer to repurchase all outstanding Series B Notes at 101% of their principal amount plus accrued and unpaid interest to the date of repurchase if a Change in Control (as defined in the indenture) should occur.
     However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Series B Notes tendered or that restrictions in the New Credit Facility will allow Numatics to make the required repurchases.

          The Company also is permitted under the indenture to enter into certain transactions, including certain recapitalizations, that would not constitute a Change of Control but would increase the amount of outstanding Senior Debt or indebtedness on a parity with the Series B Notes.

          Absence of Patent Protection. The Company relies on unpatented proprietary technology to produce its core products, particularly its "lapped spool and sleeve" pneumatic valve manufacturing technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors, and collaborators who have access to this technology to enter into confidentiality agreements and limits access to certain of its proprietary processes. However, there can be no assurance that these agreements or procedures will provide meaningful protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If the Company is unable to maintain the proprietary nature of its technology, particularly its "lapped spool and sleeve" valve manufacturing technology, the Company could be materially adversely affected.

     Industry Overview
     -----------------

          The fluid power industry has grown out of manufacturers' needs to automate repetitive tasks that previously had been performed manually. The industry can generally be divided into two major segments: hydraulics (use of liquids) and pneumatics (use of air or inert gas). While hydraulics can produce higher forces and, in some applications, better control, pneumatics generally provide faster speeds, lower cost, greater ease of use, and a more environmentally clean process. The Company competes only in the pneumatic segment of the fluid power market.

          Major components utilized in the pneumatic fluid power process include valves, actuators (cylinders), and air preparation equipment. A pneumatic system begins when air enters a compressor and the volume of air is reduced. The air then flows through a dryer and excess moisture is removed. (Typically, a pneumatic system contains a single compressor and an air dryer.) The dry air then flows through a system header to multiple workstations in a plant. At a workstation, the dry air flows initially through an FRL (filter, regulator, and lubricator). In the FRL, a filter removes particulates from the air, a regulator reduces and stabilizes downstream pressure, and a lubricator adds the appropriate amount of oil to the air, when necessary. This conditioned air then enters a valve.

          A valve is the primary pneumatic component that controls the intake and withdrawal of air into the actuator, with the valve's movement typically controlled by a solenoid. In the Company's "lapped spool and sleeve" valve, the position of the spool determines the direction of the air as it flows into the actuator. The flow of air from the valve causes the actuator rod to extend or retract, thereby moving a specific load. In many cases, an automated component, such as a gripper or guiding unit, may be attached to the actuator for material handling purposes.

          In the United States (the Company's principal market), sales of directional control valves make up the largest segment of pneumatic valve sales, and 4-way valves are the dominant type of directional control valves utilized. Because of their versatility, base mounted valves make up the large majority of pneumatic valve sales in the United States.

          Certain market segments to which the Company sells its products have been reducing the number of suppliers they deal with, including pneumatic component suppliers. As a result, companies within these market segments increasingly have used suppliers that can provide a full line of pneumatic components. Continuing the product line expansion begun by the Company's predecessor in the late 1980s, the Company now offers its customers a full line of pneumatic components, including valves, actuators, and specialty products such as air preparation products, specialty valves, and grippers and guiding units. Management believes its array of products provides a competitive advantage against single component suppliers.

          Applications for pneumatic fluid power are numerous and diverse and can be found in virtually every major industry. Some of the largest industries that use pneumatic fluid power systems include packaging, automotive, machine tool, material handling, food and beverage, textile, printing, electronics/semiconductor, robotics, paper, and medical equipment. Pneumatic components primarily are used in automated manufacturing applications, but also can serve other functions, as do certain of the Company's specialty valves used in oxygen concentrators sold by medical equipment manufacturers. Management believes there are a number of general industry trends favoring the increasing use of automation, such as greater emphasis on productivity, factory utilization, and continuing cost reduction efforts.

     Products
     --------

          The Company offers a complete line of pneumatic components, which can be described in three groups: valves, actuators, and specialty products. The Company's core product historically has been pneumatic valves. Over recent years, the Company has expanded into additional product lines. While the Company's net sales in core valve products have increased significantly over the past five years, its overall dependence on valves has decreased through its product diversification strategy. The table that follows illustrates this diversification trend since 1993.


                                                   1993            1998
                                                   ----            ----

            Net Sales...................     $85.0 million     $139.4 million

            Valves......................           79.3%            59.6%
            Actuators...................            7.3%            12.7%
            Specialty Products..........           13.4%            27.7%
                                                  -----            -----
         Total..........................          100.0%           100.0%

          Valves. The Company is widely regarded as a leading manufacturer of high quality pneumatic valves used in fluid power applications. In a pneumatic system, the valve controls the flow of compressed air to an actuator (cylinder). The valve is the most important and complex component in any pneumatic system.

          The Company's success is largely derived from its proprietary "lapped spool and sleeve" technology developed by the Company's founder in the 1950s. The original design is used in the Company's valves today. However, the "lapped spool and sleeve" manufacturing process has been improved continuously. The inner (spool) and outer (sleeve) components are a matched set, with the sleeve remaining stationary and the spool moving inside it to produce the switching of air flow. The sealing of the spool and sleeve is accomplished by the minute clearance between the two parts, measured in millionths of an inch, rather than by using soft rubber seals as in other designs. This minute clearance provides an air bearing, which avoids any metal-to-metal contact and allows frictionless movements, virtually eliminating heat and wear. This results in extremely long product life. Numatics' "lapped spool and sleeve" has been found to operate within original manufacturing tolerances after more than one billion cycles.

          The patent on the "lapped spool and sleeve" product expired in 1973. However, the process for manufacturing the "lapped spool and sleeve" to the required tolerances remains a trade secret. The Company continues to closely guard this trade secret and limits the number of visitors and employees who have access to the manufacturing process. Several competitors have attempted to imitate the process, but management believes none has been able to duplicate the "lapped spool and sleeve" to the same high quality tolerances.

          The Company manufactures a wide variety of valves, most of which can broadly be described as directional control, 4-way valves. Additionally, the Company manufactures and markets 3-way valves and a variety of other valves for specific customer applications.

          The Company's valve sales were $83.9 million, $90.0 million, and $83.0 million in 1996, 1997, and 1998, respectively.

          Actuators. In a pneumatic system, the actuator serves as an "arm" for an automated task, allowing an object to be moved. In 1988, Numatics' predecessor company began offering actuators (cylinders) to complement its well-established line of valves. These were standard tie-rod cylinders, made to National Fluid Power Association specifications. The Company continued the actuator business after the 1990 Buyout.

          During 1994, the Company introduced its "M" series actuator, a non-repairable miniature cylinder. In 1995, it introduced a new rodless cylinder based on technology acquired in connection with its purchase for $2.0 million of 12.0% of the stock of Univer, the largest manufacturer of pneumatic products in Italy with sales in 1997 of approximately $30.0 million. Newer products include rotary actuators and a variety of small actuators.

          The Company's actuator sales were $13.1 million, $16.3 million, and $17.8 million in 1996, 1997, and 1998, respectively.

          Specialty Products. The Company's specialty products include air preparation products, such as FRLs and air dryers, and other specialty products, such as specialty valves and grippers and guiding units. Air preparation products condition the air for use in the pneumatic system. Specialty valves are miniature valves for custom applications. Grippers and guiding units are material handling components, often serving as the "hands" of an automated process.

          Numatics' predecessor began offering FRLs in 1987, and the Company continued that business after the 1990 Buyout. For several years, FRLs have been produced for the Company under a private label arrangement by an independent manufacturer. In 1997, the Company began manufacturing some of its own FRL products, which are expected to replace a majority of the private label products within the next few years.

          The Company's other specialty products are manufactured through Numatics' domestic subsidiaries Ultra Air Products, Inc., MicroSmith, Inc., Numatech, Inc., Numation, Inc., and Micro-Filtration, Inc.

          Ultra Air Products manufacturers air dryers used to remove water from compressed air systems. It distributes its products primarily through industrial compressor distributors, rather than through the Company's valve distribution network, which has presented the Company with some opportunities for cross-selling between the two distributor groups.

          MicroSmith designs and fabricates electronic componentry. The Company uses this componentry in its valve products and also markets it to independent customers.

          Numatech manufactures specialty valves, many of which have been designed by the Company for specific customer applications. Numatech's principal products include miniature valves used primarily in the medical and electronics industries. Management believes these valves have potential applications in other industries.

          Numation manufactures grippers and guiding units for the materials handling industry, and Micro-Filtration manufactures coalescing filtration products that remove contaminants from an air line.

          The Company's specialty products sales were $35.0 million, $40.7 million, and $38.6 million in 1996, 1997, and 1998, respectively.

     Engineering
     -----------

          The Company is widely recognized as an innovator in the design, engineering, and manufacture of pneumatic components. The Company has a dedicated group of engineers, both domestically and internationally. Beginning with the "lapped spool and sleeve," the Company has continued to produce engineering innovations which include the following:

          . On-board electronics, which allow electronic signals to be passed through a single input/output source at faster transmission speeds

          . Electrical plug-in connections, which allow assembly of systems without the need for costly wiring

          . Integral speed controls and integral pressure controls, which are mounted between the valve and manifold to provide a complete control package

          . Manifolding, which reduces piping and space and allows factory assembly, reducing cost

          . Direct solenoid, which eliminates unnecessary pilot valves, improving reliability due to fewer parts

          . Die cast magnesium valves, providing maximum weight reduction and cost savings

          . "Nu-Plex," the first fully integrated serial control system for fluid power applications.

          . Aluminum cast valve bodies, which reduces the weight and cost of valves that had previously been made of bronze, cast iron, and brass

          . "Numasizing," the first precise method of determining component size so as to accurately match desired performance with a valve configuration that uses the smallest amount of energy to get the job done.

          The Numasizing process is based on a computerized database containing empirical data from more than 250,000 test firings of pneumatic cylinders under different conditions. Numasizing is used at all of the Company's locations throughout the world. The Company conducts seminars on Numasizing for its customers and offers its distributors a proprietary program to enable them to use Numasizing in helping to design efficient systems for their customers.

     Customers, Marketing, and Distribution
     --------------------------------------

          The Company's customers consist of end users, machinery manufacturers (which incorporate the Company's products in their machines), and distributors. As is common practice in the U.S. market, end users and machinery manufacturers generally purchase the Company's products through its network of distributors. Alternatively, in international markets, customers typically purchase directly from the Company. In some cases, the end user will specify the Company's products, regardless of distribution channel. The products sold by the Company are utilized in a diverse group of industries, and no one customer accounted for more than 4.2 % of total net sales in 1998.

          Approximately 53.0% of the Company's net sales in 1998 were from sales to distributors. The Company believes it maintains excellent relationships with its distributor network, which consists of over 100 distributors, including over 70 in North America, 14 in Europe, 14 in Asia and 6 in South America. Some of these distributors have been with the Company at least 40 years, and the average tenure of its distributors in the United States is 20 years.

          The Company's North American distributors are pneumatics specialists who sell only pneumatic components and do not sell hydraulic components. In most cases, the Company's products represent these distributors' principal source of income. Additionally, the only pneumatic valves these distributors carry are Numatics' valves. The Company maintains an interactive relationship with its distributors, conducting periodic meetings in several cities and intensive training programs while encouraging feedback. The Company employs 8 regional managers in North America to train and assist its distributors. The Company's distributors purchase products from the Company and maintain their own inventories.

          The Company has a direct sales force of 132 employees, who sell to over 9,000 direct customers worldwide, of which a significant portion are outside the United States. The Company also has maintained direct selling efforts with certain large end users and machinery manufacturers in North America.

     Manufacturing
     -------------

          The Company has eight domestic manufacturing facilities, including six in

     Michigan and one each in Ohio and Tennessee. The Company also has manufacturing plants in Ontario, Canada and in Germany. The Company's core valve products primarily are manufactured in its Highland, Michigan facility, which also is the Company's headquarters. The final machining and matching of the Company's proprietary "lapped spool and sleeve" valve components are carried out in a specially designed, temperature and humidity controlled area. This process is highly confidential. Visitors and employees who do not require access are not permitted in the facility, nor are equipment suppliers. All equipment setup for such operations is performed by the Company's own employees.

          The Company has adopted "lean manufacturing" and "kaizen" initiatives to improve quality, production efficiencies and customer service by reducing waste, inventory levels, floor space and lead times. The Company believes its commitment to continuous improvement will further enhance its competitive position and allow the Company to execute its growth strategy while minimizing the need for significant additional capacity. The Company has converted many facilities from a traditional batch process to a flow system utilizing manufacturing "cells" based on specific product categories. Although in the relatively early stage of implementation, the Company's lean manufacturing initiatives already have resulted in facility consolidation, improved manufacturing throughput, increased on time shipping performance, and supplier rationalization.

          The Company stresses quality control in all of its manufacturing and distribution facilities, and each valve is individually tested to meet specific tolerances before it can be shipped. Currently, the facilities in Germany and Canada are ISO certified. The majority of the Company's domestic facilities were ISO certified by the end of 1998, and all its facilities are scheduled to be ISO certified by mid-2000. The Company believes that achieving ISO certification at each of its manufacturing facilities is a significant factor in maintaining its competitive position.

     Components and Raw Materials
     ----------------------------

          The principal raw materials and components used in manufacturing the Company's products are aluminum castings, stainless steel, solenoids, and screw machine parts. All of these items are readily available from multiple suppliers, and the Company also produces a substantial portion of its own requirements of solenoids and screw machine parts. The Company purchases a significant portion of its aluminum castings from Taiwanese suppliers through its subsidiary in Taiwan, which has a dedicated staff of professionals responsible for sourcing and quality control. The Company has never experienced significant difficulty in acquiring needed parts and raw materials, and management believes the Company is not substantially dependent on any particular supplier.

     Competition
     -----------

          The markets in which the Company operates are highly competitive. Competition is based primarily on quality, price, timely delivery, service, and breadth of product line. The markets in which the Company competes are highly fragmented, and many of its competitors do not currently offer the full range of products sold by the Company. The Company has competed successfully in its core pneumatic valve business, and it has been able to increase net sales with its actuators and specialty products as well. However, some of the Company's competitors are significantly larger and have greater financial and other resources than the Company, which may afford them more flexibility in competing with the Company in the future.

          The Company has the largest U.S. market share in its core product of directional control, base mounted, 4-way pneumatic valves. The Company's most significant competitors in North America are Parker Hannifin, SMC Pneumatics and MAC Valves. Some of the Company's major competitors in the valve market outside North America are SMC Pneumatics, Festo, and CKD. The actuator and specialty products markets have different competitors such as Norgren IMI, Wilkerson, Phd., Robohand, Lee, and Clippard.

     International Operations
     ------------------------

          Numatics, Ltd. in Ontario, Canada and Numatics GmbH in Germany operate manufacturing facilities, both of which are ISO certified. Numatics, Ltd. markets a full line of the Company's products to the Canadian market and manufactures, among other products, lockout valves for the Company's worldwide needs. Numatics GmbH manufactures some of the Company's products and markets a full line of Numatics' components to customers in Europe and Africa. Numatics GmbH maintains a dedicated engineering staff which works together with the Company's North American engineering personnel. Numatics' other foreign operations primarily are sales and distribution facilities.

          International sales accounted for approximately 18.3% of the Company's 1998 net sales, and international assets accounted for approximately 18.6% of its total assets as of December 31, 1998. For additional financial information regarding foreign sales and exports, see Note 6 of the notes to the Company's audited consolidated financial statements filed as exhibit
     99.1 to this Form 10-K.

     Employees
     ---------

          At February 28, 1999, the Company had 918 employees. Approximately 100 of those employees at that time were represented by the United Auto Workers
     under a contract expiring on March 17, 2002.   The Company considers its
     employee relations to be good.

     Environmental Matters
     ---------------------

          The Company's plant on North Milford Road in Highland, Michigan, is the site of a groundwater contamination problem that became known in the early 1980s. The contamination was caused by a chemical (trichloroethylene) that was used for many years to degrease parts but which has not been used at the site since the early 1970s. A soil vapor extraction system was used to clean up the soil contamination, and a pump and treat system has been installed to purge the groundwater. The soil cleanup has been completed, but completion of the groundwater remediation is expected to take approximately another nine years. Based on past expenditures and its current evaluation of site conditions, the management expects to spend approximately $75,000 annually to complete the groundwater remediation. The Company has recorded a reserve for these future expenditures, which at December 31, 1998 was approximately $700,000. Management believes this reserve will be adequate to complete the remediation, although actual expenditures will depend on actual site conditions and other factors and are subject to change.

          In 1989, a fluid spill site containing PCBs was discovered at the Company's East Highland Road facility in Highland, Michigan. The source of the PCBs is believed to be a transformer that was accidentally ruptured in 1973 while sitting on the ground awaiting disposal. The area of the spill has been disturbed by subsequent paving of a portion of the area and soil removal following a non-PCB waste oil spill. Management estimates that future soils remedial work at this site will cost approximately $250,000 to $300,000.

          In 1982, a spill of chromic acid and water occurred at the site of the Company's Owosso, Michigan facility. Soils contaminated by this spill have been remediated, and groundwater tested on a monthly basis. Test data shows no future remediation is required. The Company has submitted a closure report to the Michigan Department of Environmental Quality and is awaiting agency approval of the report.

          The sites discussed above are the only sites where the Company to date has identified any environmental contamination. However, most of the Company's facilities have been in operation for many years, and several of the facilities have undergone little or no invasive testing to determine the presence or absence of environmental contamination. Except as discussed above concerning the three identified sites, compliance by the Company with federal, state, and local laws and regulations pertaining to the discharge of material into the environment has not had any material effect upon the Company conducting its business, and management currently does not anticipate that compliance with these laws and regulations in the future will have any material effect upon the Company in conducting its business. However, due to the nature of its current operations (and those of its predecessor), and the history of industrial uses at some of its facilities, the Company does face some risk of additional exposure to environmentally-related liabilities.


     ITEM 2.  PROPERTIES

          The Company conducts its business in Company-owned facilities, totaling approximately 350,350 square feet, and leased facilities, totaling approximately 101,900 square feet, of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Company's various business units. Leases expire at various times through 2003, and the Company generally has extension options.

          The table that follows provides additional information concerning each of these facilities.


LOCATION               SQUARE FEET        TYPE OF INTEREST              USES
--------               -----------        ----------------              ----
United States
N. Milford Rd.,                                                   Company headquarters;
 Highland, MI             76,000              Owned                 valve components

 Franklin, TN             68,000              Owned               Actuators

 Sandusky, MI             57,300              Owned               Valves and solenoids

 Lapeer, MI               40,000              Owned               FRLs

 Detroit, MI              36,000              Leased              Air dryers

 Owosso, MI               22,100              Owned               Valve part processing;
                                                                  warehousing

 Wixom, MI                12,400              Leased              Specialty valves

 E. Highland Rd.,
 Highland, MI             12,250              Owned               Warehousing

 Westlake, OH             12,000              Leased              Grippers and guiding units

 Wixom, MI                 8,400              Owned               Distribution facility

 Scottsdale, AZ            2,900              Leased              Electronic componentry
                                                                  design and fabrication

 Rochester, NY             2,700              Leased              Distribution facility

 International
 St. Augustin, Germany    33,300              Owned               Valves and actuators

 London, ON, Canada       21,700              Owned               Valves and actuators

 Leighton Buzzard,
  England                 11,300              Owned               Distribution and sales

 Taipei, Taiwan            8,000              Leased              Distribution and sales

 Brescia, Italy            7,700              Leased              Distribution and sales

 Vancouver, BC, Canada.    6,000              Leased              Distribution and sales

 Puebla, Mexico            5,000              Leased              Distribution and sales

 Montreal, QB, Canada      3,600              Leased              Distribution and sales

 Paris, France             3,400              Leased              Distribution and sales

 Waardenburg,
  The Netherlands          1,600              Leased              Distribution and sales

 Budapest, Hungary           600              Leased              Distribution and sales


     ITEM 3.  LEGAL PROCEEDINGS

          Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future consolidated financial statements.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of Numatics' shareholders during the quarter ended December 31, 1998.


                                    PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Numatics' only authorized class of equity security is its common stock. On March 29, 1999, there were nine holders of the outstanding shares of the common stock, all but one of whom were Numatics employees. The common stock has no public trading market, all of outstanding shares are subject to transfer restrictions, and the shares held by employees are subject to a Numatics repurchase option. See item 11 under "Compensation Committee Interlocks and Insider Participation."

               To date, no dividends have been paid on the common stock, except for a $6 million extraordinary dividend paid on March 26, 1998 with a portion of the proceeds of the Interim Note Offering that closed on March 24, 1998. The agreements governing the New Credit Facility and the indenture governing the Series B Notes substantially limit the payment of future dividends on the common stock, and no such dividends are expected to be declared or paid for the foreseeable future.

     ITEM 6.  SELECTED FINANCIAL DATA


Selected Financial Data (in thousands)

                                                                           Year Ended December 31
                                                  1998             1997             1996             1995             1994
INCOME STATEMENT DATA
Net Sales                                          $139,415         $147,097         $132,015         $125,808         $104,649
Cost of sales                                        87,956           93,785           81,676           77,967           64,284
                                                   --------         --------         --------         --------         --------
Gross profit                                         51,459           53,312           50,339           47,841           40,365
Marketing, engineering, general and
administrative expenses                              30,771           31,830           28,253           29,567           23,964

Michigan single business tax (1)                       (609)             945              885              872              708
                                                   --------         --------         --------         --------         --------
Operating income                                     21,297           20,537           21,201           17,402           15,693
Interest and other financing
expenses                                             15,927           17,021           16,763            5,560            3,036
Other (income) expense                                  236            1,348              535            1,436             (119)
                                                   --------         --------         --------         --------         --------
Income before income taxes and
extraordinary item                                    5,134            2,168            3,903           10,406           12,776
Income tax provision                                  2,283              904            1,895            4,837            5,358
                                                   --------         --------         --------         --------         --------
Income before extraordinary item                      2,851            1,264            2,008            5,569            7,418
Extraordinary item, net of income
tax (2)                                               4,918               --              --               --                --
                                                   --------         --------         --------         --------         --------
Net income (loss)                                  $ (2,067)        $  1,264         $  2,008         $  5,569         $  7,418
                                                   ========         ========         ========         ========         ========

OTHER FINANCIAL DATA
Cash provided by (used in)
 operating activities                              $  7,578         $ 11,047         $ 13,096         $  6,142         $ 10,700
Cash used in investing activities                    (6,913)          (7,808)          (5,392)          (6,750)          (4,378)
Cash provided by (used in)
 financing activities                                  (245)          (3,391)          (7,429)             201           (6,285)
EBITDA (3)                                           26,137           25,931           25,811           24,167           23,090
Depreciation and amortization                         5,449            5,000            4,489            6,413            6,820
Capital expenditures                                  6,605            7,881            5,594            3,744            4,379

BALANCE SHEET DATA
Working capital                                    $ 37,724         $ 27,469         $ 28,189         $ 28,109         $ 22,495
Total assets                                        109,212           98,535           93,987           93,441           75,967
Total long-term debt (4)                            160,375          135,696          136,273          138,523           33,776
Total shareholders' equity
(deficit) (4)                                       (75,292)         (69,930)         (70,864)         (72,637)          19,944
Preferred stock dividend (5)                             --               --               --            1,200            1,023
Common stock dividend                                 6,000               --               --               --               --


______________________

    (1) The Michigan Single Business Tax is a state tax which is calculated based on operating activity and capital expenditure levels and is in lieu of a state income tax.

    (2) In 1998, represents $1.6 million (net of income taxes) write off of deferred financing costs, $2.1 million (net of income taxes)for the amortization of the previously unamortized discount on the Old Subordinated Notes and $1.2 million (net of income taxes) for prepayment penalties associated with the repayment of the Old Subordinated Notes.

    (3) "EBITDA" represents the sum of operating income plus depreciation and amortization (less amortization of deferred financing costs) and Michigan Single Business Tax. 1997 EBITDA was adversely affected by special charges consisting of: (a) fees related to a onetime lean manufacturing consulting project of $1.1 million; (b) costs related to an unsuccessful acquisition attempt of $0.5 million; and (c) facility closing and moving costs totaling $0.3 million. Information regarding EBITDA is presented because management believes (i) it is a widely accepted financial indicator of a company's ability to incur and service debt, (ii) it reflects the non-cash effect on earnings of amortization and depreciation expense, and (iii) it is the basis on which compliance with certain of the financial covenants contained in the New Credit Facility is proncipally determined. However, EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Also, the measure of EBITDA may not be comparable to similar measures reported by other companies.

    (4) Shareholders' deficit and increase in long-term debt results primarily from the 1995 Recapitalization.

    (5) Preferred stock was redeemed in 1995.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company's financial statements and the notes thereto, included elsewhere in this report.

     Overview
     --------

          The Company is a leading global manufacturer and marketer of pneumatic components. The Company's net sales are principally derived from the sale of its products worldwide to over 9,000 customers, including a network of over 100 distributors. In recent years, the Company has diversified its revenue base through its expanded product lines and increase in international sales. In the U.S., the Company's products are principally sold through a network of 52 distributors who purchase and stock
     Numatics' products. In non-U.S. markets, a majority of sales are derived from direct customers.

          The Company's cost of sales consists primarily of raw materials, labor, manufacturing overhead and purchased product costs. The Company has generally had success in passing through price increases in raw materials to its customers, although there can be no assurance that it will be able to continue to do so. The Company has implemented "lean manufacturing" and "kaizen" initiatives, which it believes can provide benefits through reduced waste, lower inventory levels and better utilization of plant floor space. While the Company has experienced growth through its expanded product lines, certain new products generally have lower gross margins during periods of development and introduction than the Company's traditional valve products.

          Marketing, engineering, general and administrative expenses have been impacted in recent years by, among other things, the opening of certain sales offices in Europe, as the Company identifies opportunities to further grow its international net sales. In 1997, marketing, engineering, general and administrative expenses included costs related to a facility closure and the move of a major facility.

     Results of Operations
     ---------------------

     Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

          Net Sales. The Company's net sales for 1998 decreased 5.2%, or $7.7 million, from $147.1 million in 1997 to $139.4 million in 1998. Net sales in North America decreased 4.8%, or $5.7 million, while international sales decreased 7.2%, or $2.0 million. This decrease is a result of the overall softness felt in the pneumatic market, which started during the second quarter of 1998.

          Gross Profit. Gross profit for 1998 increased to 36.9% of net sales from 36.2% in 1997. This improvement is a result of cost containment efforts undertaken to help offset the lower sales volume caused by the softness in the pneumatic market.

          Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative costs decreased $1.1 million in 1998, ending the year at $30.8 million. This decrease is a result of cost containment efforts undertaken to help offset the lower sales volume caused by the softness in the pneumatic market.

          Single Business Tax. Single business tax for 1998 was a credit of $0.6 million compared to an expense of $0.9 million in 1997. The credit resulted from filing amended returns in March 1998 for the years 1992 to 1996 due to a tax ruling that redefined the reported sales that are included in the calculation of the tax, which favorably impacted the Company.

          Operating Income. Operating income in 1998 was $21.3 million, or 15.3% of sales, compared to $20.5 million, or 14.0% of sales, in 1997. This $0.8 million increase is principally attributed to reduced single business tax expense, as explained above.

          Interest and Other Financing Expenses. Interest rate reductions achieved through refinancing the Old Subordinated Note in March 1998 resulted in a $1.1 million reduction in interest expense in 1998 compared to 1997.

          Other (Income) Expense. Other expense consists primarily of unrealized foreign exchange gains and losses. The $1.1 million reduction in expense for 1998 compared to 1997 is a result of the weakening of the U.S. dollar against major foreign currencies.

          Income Taxes. The Company's income taxes at the statutory rate differ from its recorded income tax expense due to international rate differences and other various differences. At December 31, 1998, the Company had net operating loss carryforwards of approximately $2.5 million, primarily at its German subsidiary. Those loss carryforwards expire in 2009.

          Extraordinary Item. The extraordinary item in 1998 resulted from the write off of unamortized debt financing costs related to the refinancing of the Company's debt of $1.6 million, net of taxes, a write off of previous unamortized discount on the Old Subordinated Debt of $2.1 million, net of taxes, and a prepayment penalty of $1.2 million, net of taxes. The amount is reported net of $2.5 million tax benefit.

          Net Income (Loss). Due to the factors discussed above, including the extraordinary item related to the early retirement of debt, net income decreased $3.3 million, to a loss of $2.1 million for 1998.

     Year Ended December 31, 1997 Compared with Year Ended December 31, 1996


          Net Sales. The Company's net sales for 1997 increased 11.4%, or $15.1 million, to $147.1 million from $132.0 million in 1996. International net sales increased 9.0%, or $2.3 million despite the strengthening of the U.S. dollar relative to the German mark and certain other foreign currencies. North American net sales increased 12.0%, or $12.8 million. The majority of the increase, both in North America and internationally, can be attributed to new product releases and expanded market penetration.

          Gross Profit. Gross profit for 1997 increased 5.9%, or $3.0 million, to $53.3 million from $50.3 million in 1996. The increase in gross profit was attributable to higher net sales in 1997 compared to 1996. As a percentage of net sales, gross profit declined to 36.2% in 1997 compared to 38.1% in 1996. The decline in gross profit percentage was primarily the result of pricing pressures on product sales at the Company's European operations due to difficult economic conditions in Europe. Additionally, costs associated with a facility move and new product startup costs contributed to the lower gross margin percentage in 1997.

          Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses for 1997 increased 12.7%, or $3.6 million, to $31.8 million from $28.3 million in 1996. As a percentage of net sales, marketing, engineering, general and administrative expenses increased to 21.6% in 1997 compared to 21.4% in 1996. The increase in marketing, engineering, general and administrative expenses for 1997 was primarily attributable to expenses associated with a special lean manufacturing project consulting fee, costs related to the closure of a facility and the move of a facility. The remainder of the increase was principally due to higher marketing and engineering costs to support the Company's product lines and geographic expansion.

          Operating Income. Principally as a result of the foregoing, operating income in 1997 decreased 3.1%, or $0.7 million, to $20.5 million from $21.2 million in 1996. As a percentage of net sales, operating income decreased to 14.0% in 1997 compared to 16.1% in 1996.

          Interest Expense. Interest expense in 1997 increased 3.1%, or $0.5 million, to $16.5 million from $16.0 million in 1996 due to the issuance of additional Old Subordinated Notes in 1997. This increase was partially offset by a reduction in bank debt in 1997.

          Other (Income) Expense. Other expenses increased 152.0%, or $0.8 million, to $1.3 million from $0.5 million in 1996. Included in other expenses for 1997 is a $1.2 million unrealized foreign exchange loss related to intercompany loans.

          Net Income. Due to the factors discussed above, net income decreased 37.1%, or $0.7 million, to $1.3 million from $2.0 million in 1996.

     Liquidity and Capital Resources
     -------------------------------

          Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

          Cash provided by operating activities was $7.6 million in 1998, compared to $11.0 million in 1997. This $3.5 million reduction is primarily due to interest payments on the Company's subordinated indebtedness, offset by cash generated by the Company's trade accounts receivable. Working capital was $37.7 million at December 31, 1998, compared with $27.5 million at December 31, 1997. This $10.2 million increase is primarily attributable to a $5.1 million increase in inventories relating to buildups associated with new product introductions, as well as to higher inventory levels resulting from decreased sales levels, a $2.3 million increase in other current assets, and a $3.6 million decrease in the current portion of long-term debt.

          Net cash used in investing activities in 1998 was $6.9 million, compared to $7.8 million in 1997. This $0.9 million decrease reflects the Company's construction in 1997 of a new 68,000 square foot manufacturing facility for its actuator operations in Franklin, Tennessee.

          Net cash used in financing activities was $0.1 million, compared to $3.3 million in 1997. The 1998 amount includes the net results of refinancing the Company's debt together with the payment of a $6.0 million dividend on Numatics' common stock.

          Total assets were $109.2 million at December 31, 1998, compared to $98.5 million at December 31, 1997. This increase includes the increased working capital assets mentioned above, together with a $2.6 million increase in net property, plant, and equipment. Total debt outstanding was $160.4 million at December 31, 1998, compared to $142.8 million at December 31, 1997. This increase was caused by the costs and expenditures associated with the refinancing of the Company's debt, together with the $6.0 million dividend.

          On March 24, 1998, Numatics issued $115,000,000 of 9 5/8% senior subordinated notes (subsequently exchanged for the Series B Notes), the proceeds of which were utilized to repay the Old Subordinated Notes and pay the $6.0 million dividend, with the balance being paid against the Company's outstanding bank debt. At the same time, the Company entered into a new bank credit facility (the "New Credit Facility"), which included (i) term loans of $29.0 million, $4.0 million and $2.0 million to Numatics and its German and Canadian subsidiaries, respectively and (ii) revolving credit facilities, including letters of credit, of $32.0 million and $3.0 million to Numatics and its German subsidiary, respectively. The revolving credit facilities permit each of Numatics and its German subsidiary to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Interest on term loans to Numatics' Canadian and German subsidiaries and on the revolving facilities accrues at an annual rate based on an applicable margin over NBD Bank's prime rate, or LIBOR. Management estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $28.4 million as of December 31, 1998. All borrowings under the revolving credit facilities mature in March 2004. The term loans are payable in quarterly installments, which quarterly installments totaled $1.6 million in 1998, and will total $2.5 million for 1999, $3.0 million for 2000, $3.5 million for 2001, $4.0 million for 2002, $4.9 million for 2003, $8.4 million for 2004, and $7.1 million for 2005. The New Credit Facility is guaranteed by all of Numatics' domestic subsidiaries, and the facility and those guarantees are secured by substantially all the assets of Numatics and its domestic subsidiaries and, with respect to the loans to Numatics' foreign subsidiaries, by substantially all the assets of such subsidiaries. The New Credit Facility includes certain financial and operating covenants, which among other things restrict the ability of the Company to incur additional indebtedness, make investments, and take other actions.

     Impact of the Year 2000 Issue
     -----------------------------

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

          The Company implemented an assessment project to address the Year 2000 Issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has contracts in place with external resources and has allocated internal resources to replace or reprogram and test the software for Year 2000 modifications.
     The Company has initiated remediation and testing and is implementing an action plan to address the Year 2000 Issue. Management estimates that the majority of testing will be completed by the end of the second quarter of 1999 and that the Year 2000 project will be completed by the end of the third quarter of 1999. A number of third party audits are being performed and others are planned. Management presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 Issue could cause production interruptions that could have a material impact on the operations of the Company. The Company is developing contingency plans and will continue to do so throughout the program.

          The Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. While management expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convent by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

          The Company plans to complete the Year 2000 project by the end of the third quarter, 1999. The total cost of the Year 2000 project is estimated to be $4.2 million and is being funded through operating cash flows. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software and hardware, which will be capitalized. The remaining $1.2 million represents maintenance and repair of existing systems and other project costs and will be expensed as incurred over the next year. As of December 31, 1998, the Company had expended approximately $2.6 million related to the assessment activities, the development of a remediation plan, and the implementation of the remediation plan in connection with its Year 2000 project.

          The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Other Matters
     -------------

          As further discussed in item 11, under "Compensation Committee Interlocks and Insider Participation," Numatics, Mr. Welker, and all of the Company's other employee-shareholders are parties to an agreement under which the Company has the option, but not the obligation, to redeem the shares of any such shareholder upon the happening of certain events, including death, disability, or termination of employment. This agreement covers 94.0% of the Numatics' shares currently outstanding (100.0% at December 31, 1997). At December 31, 1998, the total redemption value of these optioned shares was $39.9 million. The indenture governing the Series B Notes contains substantial limitations on Numatics' ability to redeem shares but does permit redemptions, including limited cash redemptions, in certain cases. If one of the triggering events were to occur, the Numatics Board of Directors would decide whether to exercise the option based on the facts and circumstances existing at that time. In making such a determination, the Board could be expected to consider the following factors, among others: the limitations contained in the Indenture, the Company's ability to pay or finance the redemption price, the Company's other anticipated cash needs, and other then-existing business and economic conditions.

          Each of the management shareholders of certain Numatics subsidiaries (Numation, Numatech, Micro-Filtration, Ultra Air, and Microsmith) is required to sell his subsidiary shares to Numatics (or the subsidiary) upon such shareholder's (i) death, (ii) permanent disability or (iii) termination of employment with the Company. The price to be paid by the Company for such shares will be determined by a formula based upon a multiple of earnings of the relevant subsidiary. The obligations of the Company to purchase such shares are not subject to any limitations. However, the payment of these amounts may be prohibited by the terms of the Indenture. Currently, the amounts that would be payable under these agreements are not material to the Company.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 2 to the consolidated financial statements filed with this Form 10-K as exhibit 99.1.
     Information with respect to the Company's level of business outside the United States that is subject to foreign currency exchange rate market risk is contained in Note 6 to those consolidated financial statements under the caption "Segment and Geographic Information." Those note hereby are incorporated in this item by reference.

     Interest Rate Risk
     ------------------


          The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company had total debt of $160.4 million at December 31, 1998, of which $44.2 million was variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase from the interest rates in effect as of December 31, 1998 and consistent levels of debt and cash, the estimated reduction in future earnings, net of tax, would be approximately $ 0.5 million.

     Foreign Currency Risk
     ---------------------

          The Company mitigates its foreign currency exchange rate risk principally by establishing local production and sales facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments.

          As of December 31, 1998, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk are $17.0 million. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.7 million.

          The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated in this item by reference to the Company's audited consolidated financial statements filed with this Form 10-K as exhibit 99.1.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The table that follows sets forth the name, age at December 31, 1998, and position with the Company of each person who currently is a Numatics director or an executive officer of the Company. Information concerning the business experience for at least the past five years of each of the persons named is provided after the table. All Numatics directors are elected for terms of one year and until their successors are elected and qualified.


            Name                     Age               Position
            ----                     ---               --------

            John H. Welker           58       Chairman, President and Chief
                                              Executive Officer

            Robert P. Robeson        52       Vice President, Treasurer,
                                              Secretary and Chief Financial
                                              Officer

            David K. Dodds           50       Vice President--Sales & Marketing

            Henry Fleischer          75       Vice President--Research &
                                              Development

            Donald E. McGeachy       63       Vice President--Engineering

            David M. Tenniswood      62       Director

            Albert A. Koch           56       Director

            John P. Musat            53       Director

            Tim R. Palmer            41       Director

          John H. Welker has been with Numatics (and its predecessor) for a total of 33 years. He has been Numatics' Chairman of the Board, President, and CEO since 1990. He was President of Numatics' predecessor from 1983 until the 1990 Buyout and prior to 1983 held a variety of management positions within that predecessor company.

          Robert P. Robeson joined Numatics' predecessor as Chief Financial Officer in 1988. He continued in that capacity with Numatics in 1990 and also was named Vice President, and its Treasurer and Secretary. Prior to joining Numatics' predecessor, Mr. Robeson was CFO of Gelman Sciences, a publicly traded company.

          David K. Dodds has been Vice President-Sales & Marketing since 1994. Prior to that, he was President of Numatics, Ltd., the Company's Canadian subsidiary, a position he was appointed to in 1980.

          Henry Fleischer has been Vice President-Research & Development since 1992. He joined Numatics' predecessor in 1968 as Chief Engineer and held a variety of positions from then until the 1990 Buyout and his subsequent appointment to Vice President in 1992.

          Donald E. McGeachy has been Vice President-Engineering since 1992. He has been with Numatics (or its predecessor) since 1964, was the predecessor's Chief Engineer from 1975 until the 1990 Buyout and continued as Numatics' Chief Engineer until 1992.

          David M. Tenniswood was Vice President-European Operations of the Company from 1996 through March 31, 1998. He has been a Numatics Director since 1990. Prior to 1996, Mr. Tenniswood was President of the Controls Group at MascoTech for ten years.

          Albert A. Koch has been a Numatics Director since 1990. He has been a Managing Principal of Jay Alix & Associates since 1995. Prior to joining Jay Alix & Associates, he was a Managing Director of Equity Partners of America, Ltd. (investment banking and financial consulting).

          John P. Musat has been a Numatics Director since 1996. He is a Senior Vice President at MascoTech Forming Technologies-Braun and has been with them since 1982.

          Tim R. Palmer has been a Numatics Director since 1997. He currently is a Managing Director of Charlesbank Capital Partners LLC, which manages the private equity and real estate investment portfolios of the Harvard University endowment fund. He has been with Charlesbank Capital Partners LLC since 1990 and also serves on the boards of The WMF Group, Ltd. and several private companies.

     ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Information
     --------------------------------

          The table that follows provides information, for the Company's last completed fiscal year and its fiscal year ended December 31, 1997 concerning the compensation of John H. Welker, Numatics' CEO, and the four other individuals who were the highest paid executive officers of Numatics during 1998.

                      Summary Compensation Table

                                                          Annual Compensation (1)
                                                         -----------------------
                                                                                            All Other
           Name and Principal Position                Year      Salary       Bonus       Compensation (2)
           ---------------------------                ----      -------      -----       ----------------
          John H. Welker.........................     1998      $301,020    $110,500          $5,000
           Chairman, President and CEO                1997       251,020     160,500           5,000

          Robert P. Robeson....................       1998       137,600      62,470           5,000
           Vice President, Treasurer,                 1997       134,600      62,008           5,000
           and CFO

          David K. Dodds.........................     1998       127,760      55,022           5,000
           Vice President--Sales                      1997       125,760      56,444           5,000
           and Marketing

          Donald E. McGeachy................          1998       109,800      44,523           4,977
           Vice President--Engineering                1997       107,800      48,430           5,000

          Henry Fleischer...................          1998        97,520      41,575           4,689
           Vice President                             1997        95,520      42,911           4,681
           Research & Development

          ---------------

          (1) Does not include perquisites and other personal benefits provided to named executives, the incremental cost of which to the Company in each case was less than 10% of the pertinent executive's salary and bonus for the year.

          (2) For each executive and in each year, includes a $2,000 Company contribution to the Company's deferred contribution and employee savings plan and a Company matching contribution to that plan based on the executive's contribution.


     Welker Employment Agreement
     ---------------------------

          Numatics has an agreement with John Welker for his employment as CEO through December 31, 2003. Under this agreement, he is entitled to salary at specified rates ($300,000 for 1998, $325,000 for 1999, increasing annually thereafter to $440,000 for 2003), and to a cash performance bonus supplementing his salary determined pursuant to a formula based on the Company's operating performance relative to its operating budget. The agreement also contemplates that Numatics' Board of Directors annually will consider whether he should be paid a discretionary bonus, whether or not a performance bonus also is payable.

          During the term of the agreement, Numatics is entitled to terminate Mr. Welker's employment at any time for any reason, upon 60 days' prior notice to him, and also is entitled to terminate him for "cause" or in certain cases of "permanent disability" (as defined in the agreement), upon less prior notice. If the Company were to terminate him not for cause or permanent disability, or terminated him for permanent disability without having maintained certain disability insurance in effect for his benefit, he would be entitled to continuation of his regular salary for a one-year period commencing on his termination date. In addition, if Mr. Welker were to die while employed by the Company, the equivalent of his regular salary for a 60-day period thereafter would be payable to his estate.

          The agreement imposes non-competition obligations upon Mr. Welker during his employment and for one year thereafter and also imposes confidentiality obligations upon him, which continue for five years after his employment termination date.

     Deferred Compensation Plan
     --------------------------

          In connection with the 1990 Buyout, Numatics adopted a "top-hat" non-qualified deferred compensation plan, under which a small group of management-level employees could become entitled to receive future distributions of equity interests in Numatics if certain conditions thereafter were satisfied. In connection with the 1995 Recapitalization, the plan was amended to change the type of distributions to be made under the plan to cash, limit the employees eligible to participate in the plan to those then participating, specify a fixed distribution amount for each participating employee, and change the terms and conditions for payouts.

          In general, under the plan as currently in effect, if a plan participant's employment with the Company continues until his death, retirement at or after age 65, or disability (determined as specified in the plan), or if a participant remains in active Company service through the later of (a) November 29, 2002 or (b) the twelfth anniversary of the commencement of his employment and his employment thereafter terminates other than in an Involuntary Discharge for Cause (as defined in the plan), which involuntary discharge would cause the forfeiture of his right to any distribution, then Numatics would become obligated to pay his distribution, without interest, in regular installments over a five-year period commencing within 60 days of his employment termination date. Similar five-year installment payment obligations also would arise under the plan with respect to all participants if Numatics elected to terminate the plan or if a Company Change in Control (as defined in the plan) should occur.

          However, the current terms of the plan also provide for a pro rata reduction in the amounts of annual installment payments to distributees and for lengthening the installment payment period, if Numatics becomes obligated to make payments to more than one distributee at the same time, to the extent (if any) necessary to prevent total annual payments to the distributees in excess of 3.0% of the Company's prior year earnings before interest, taxes, depreciation, and amortization. In addition, the plan provides that no distribution payments whatsoever may be made prior to January 31, 2004.

          Eight of the Company's employees participate in this plan, including all of the named executives. The distribution amounts for the named executives are as follows: Mr.

     Welker, $2,643,546; Mr. Robeson, $105,398; Mr. Dodds, $151,757;
     Mr. Fleischer, $130,656; Mr. McGeachy, $151,757.

     Directors' Compensation
     -----------------------

          Numatics pays a meeting fee of $1,600 to each director not also employed by the Company for each meeting of the Numatics Board of Directors that he attends. Employee directors are not paid any additional compensation for Board service. Mr. Palmer's compensation is paid to Charlesbank Capital Partners LLC pursuant to that company's policies.

     Compensation Committee Interlocks and Insider Participation
     -----------------------------------------------------------

          All decisions concerning the 1998 compensation of the Company's executive officers were made by the Numatics Board of Directors. The current directors, Messrs. Welker, Tenniswood, Koch, Musat and Palmer, served on the Board throughout 1998; no other person served as a director at any time during the year. Except as described below, no current or former officer and no current employee of Numatics or of any of its subsidiaries participated in deliberations of the Board concerning executive compensation during 1998.

          Mr. Welker is the controlling shareholder of Numatics and its Chairman, CEO, and President. Until March 24, 1998, Mr. Tenniswood also was an executive officer of the Company. None of the other directors is or ever has been an officer or employee of Numatics or of any of its subsidiaries.

          Mr. Palmer is a Managing Director of an affiliate of the company that held the Old Subordinated Notes, which were prepaid from the proceeds of the offering of Interim Notes.

          Numatics advanced $185,000 to Mr. Welker during 1996 to purchase the stock of a departing executive, all of which loan remains outstanding. In February 1998, Numatics advanced an additional $400,000 to Mr. Welker, all of which also remains outstanding. These loans are unsecured, bear interest at 6.5% per annum, and are payable on demand.

          Numatics, Mr. Welker, each other current executive officer of the Company, and all of its other employees who own Numatics' stock are party to a shareholder agreement that gives Numatics the option, but not the obligation, to purchase the shares of any shareholder party, including Mr. Welker, if the shareholder ceases to be a Company employee due to his death, his Total and Permanent Disability or Involuntary Discharge Without Cause (each as defined in the agreement), his retirement at or after age 65, or his resignation (if after the later of (i) November 29, 2002 or (ii) the twelfth anniversary of his date of hire by Numatics or its predecessor) for a redemption price to be determined by a formula intended to approximate the shares' fair market value at the time of employment termination. This agreement covers 94.0% of the outstanding shares of Numatics common stock, 74.12% of which are held by Mr. Welker.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Over 5% Owners
     --------------

          So far as is known to the Company, the only persons who are beneficial owners (within the meaning of SEC Rule 13d-3) of over 5.0% of Numatics' outstanding common shares are: (a) John H. Welker, whose ownership information is set forth below under "Management and Directors" and who maintains an address at the Company's principal executive office; and (b) Harvard Private Capital Holdings, Inc. (the address of which is c/o Charlesbank Capital Partners LLC, 600 Atlantic Avenue, Boston, Massachusetts 02210), which holds 1,276.60 shares, representing 6.0% of the outstanding shares.

     Management and Directors
     ------------------------

          The table that follows sets forth the beneficial ownership (for purposes of SEC Rule 13d-3) of shares of Numatics' common stock by each Numatics director, each executive officer named in the Summary Compensation Table above, and all directors and current executive officers as a group.

          Name of Beneficial Owner                Shares Owned        Percentage Owned
          ------------------------                ------------        ----------------

          John H. Welker(1)                          20,000.00             94.00%
          Robert P. Robeson                             627.13              2.95%
          David K. Dodds                                903.05              4.24%
          Henry Fleischer                               777.61              3.65%
          Donald E. McGeachy                            903.05              4.24%
          David M. Tenniswood                                0                --
          Albert A. Koch                                     0                --
          John P. Musat                                      0                --
          Tim R. Palmer(2)                                   0                --
          All directors and executive officers
           as a group (9 persons)(1)(2)              20,000.00             94.00%

          ---------------------------

          (1) Mr. Welker has sole voting and dispositive power over 15,769.57 (74.12%) of the reported shares, which are his own, and sole voting power over all other outstanding shares, excluding those owned by Harvard Private Capital Holdings, pursuant to a voting agreement among Numatics, Mr. Welker and all of Numatics' other shareholders who are Company employees.

          (2) Excludes shares owned by Harvard. Mr. Palmer is a Managing Director of an affiliate of Harvard Private Capital Holdings. He disclaims beneficial ownership of these shares.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required in response to this item is included under item 12 and incorporated herein by this reference.

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements. (All contained in Exhibit 99.1 to this report. Page numbers shown below.)

                  Consolidated Financial Statements
                  Numatics, Incorporated
                  Years ended December 31, 1998, 1997, and 1996
                  with Report of Independent Auditors
                  -----------------------------------

                                                                  Page in
                                                                  Exhibit 99.1
                                                                  ------------

                  Report of Independent Auditors                         1
                  Consolidated Balance Sheets                            2
                  Consolidated Statements of Operations                  4
                  Consolidated Statements of Stockholders' Equity
                      (Deficiency)                                       5
                  Consolidated Statements of Cash Flows                  6
                  Notes to Consolidated Financial Statements             7

               2. Financial Statement Schedule.

                  Schedule II - Valuation and Qualifying Accounts
                  (found at page F-1 of this report)

               3. Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference:


Exhibit No.                      Description
-----------                      -----------

*3.1.1           Article of Incorporation of Numatics, as amended

*3.1.2           Bylaws of Numatics

*3.2.1           Articles of Incorporation of Numation, Inc., as amended

*3.3.2           Bylaws of Numation, Inc., as amended

*3.2.1           Articles of Incorporation of Numatech, Inc., as amended

*3.3.2           Bylaws of Numatech, Inc., as amended

*3.4.1           Articles of Incorporation of Micro-Filtration, Inc. as amended

*3.4.2           Bylaws of Micro-Filtration, Inc., as amended

*3.5.1           Articles of Incorporation of Ultra Air Products, Inc. as
                    amended

*3.5.2           Bylaws of Ultra Air Products, Inc., as amended

*3.6.1           Articles of Incorporation of Microsmith, Inc., as amended

*3.6.2           Bylaws of Microsmith, Inc., as amended

*3.7.1           Articles of Incorporation of I.A.E. Incorporated

*3.7.2           Bylaws of I.A.E. Incorporated

*4.1.1           Indenture, dated as March 23, 1998, among Numatics, the
                    Guarantors identified there, and First Trust National Association, as trustee (including forms of Interim Notes and related Subsidiary Guarantees)

*4.1.2           A/B Exchange Registration Rights Agreement, dated as of March
                    23, 1998, among Numatics, the Guarantors, and the initial purchasers of the Interim Notes

*4.1.3           Form of Series B Notes (including related Subsidiary
                    Guarantees by the Guarantors indentified in Indenture)

4.1.4 Supplemental Indenture, dated as of January 25, 1999, by which Empire Air Systems, Inc. became a Guarantor

*4.2.1           Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Numatics GmbH, Numatics, LTD., NBD Bank, as Administrative Agent, BankBoston, N.A., as Documentation Agent, and the Lenders party thereto

*4.2.2           Amended and Restated Guaranty Agreement, dated as of March 23,
                    1998, by Numatics and the Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation Agent

 4.2.3           Form of Empire Air Systems Guaranty Agreement by Empire Air
                    Systems, Inc. in favor of NBD Bank, as administrative agent

*10.1            Purchase Agreement dated March 18, 1998 among the initial
                    purchasers of the Interim Notes, Numatics, and the Guarantors

*10.2.1          Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

*10.2.2          Numatics, Incorporated Tag-Along and Drag-Along Agreement,
                    dated January 3, 1996, among Numatics, Harvard Private Capital Holdings, and shareholders of Numatics

*10.2.3          Registration Agreement, dated as of January 3, 1996, between
                    Numatics and Harvard Private Capital Holdings

*10.2.4          Form of Guaranty Agreement between Harvard Private Capital
                    Holdings and I.A.E. Incorporated, dated as of March 23, 1998 (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

*10.2.5          Agreement, dated as of March 23, 1998, between Numatics and
                    Harvard Private Capital Holdings

*10.3            Amended and Restated Stock Transfer Agreement, dated December
                    28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995, David K. Dodds, Donald E. McGeachey, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd March 10, 1993, Robert P. Robeson, John A. Acuff, Bruce
                    W. Hoppe, David King, and Philip Robinson

+10.3.1          First Amendment, dated June 30, 1998, to Amended and Restated
                    Stock Transfer Agreement

*10.4            Voting Agreement, dated as November 29, 1990, among Numatics
                    (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

*10.5            Employment Agreement, dated January 3, 1996, between Numatics and John H. Welker**

*10.6            Employment Agreement, dated September 15, 1996, between
                    Numatics and David M. Tenniswood**

*10.7            Numatics, Incorporated Amended and Restated Deferred
                    Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

 21.1            List of subsidiaries of Numatics

*27.1            Financial Data Schedule

*99.1            Consolidated Financial Statements--Numatics, Incorporated--
                    Years ended December 31, 1998, 1997 and 1996 with Report of Independent Auditors

________________________

* Incorporated by reference to exhibit (having the same exhibit number) to Registration Statement on Form S-4 filed on April 29, 1998
  (File No. 333-51355)

+ Incorporated by reference to Amendment No. 1 to Registration Statement on Form
  S-4 filed on July 10, 1998 (File No. 333-51355)

**Indicates contract or compensatory plan or arrangement with one or more
  Numatics executive officers and/or directors



          (b) Reports on Form 8-K. No reports on Form 8-K were filed by Numatics during the three months ended December 31, 1998.


                         SCHEDULE II - Valuation and Qualifying Accounts
                                    (in thousands)

Column A                     Column B      Column C      Column D      Column E
                                            Addition
                             Balance at    Charged to                  Balance at
                             Beginning of  Costs and     Deductions-    End of
Description                  Period        Expenses       Describe      Period
--------------------------------------------------------------------------------
Year ended December 31,1998
 Accounts receivable allowance     60            32            34 (1)        58
 Inventory reserve                892           282           180 (2)       994
 Deferred tax asset valuation
 allowance                       1066             0           601 (3)       465

Year ended December 31, 1997
 Accounts receivable allowance    132           102          174  (1)        60
 Inventory reserve               1029           509          646  (2)       892
 Deferred tax asset valuation
 allowance                       1371             0          305  (3)      1066

Year ended December 31, 1996
 Accounts receivable allowance    222            76          166  (1)       132
 Inventory reserve               1218           223          412  (2)      1029
 Deferred tax asset valuation
 allowance                        274          1097            0           1371

(1) Uncollectible accounts charged off net of recoveries
(2) Reduction in inventory reserves for inventory disposed of during the year
(3) Utilization of foreign net operating loss carry-forwards.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          NUMATICS, INCORPORATED


          By:/s/ John H. Welker
             --------------------------------
                 John H. Welker
                 President and Chief Executive
                 Officer

          Date:  March 31, 1999



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                Name                  Capacity                      Date
                ----                  --------                      ----

 /s/  John H. Welker         President and Chief Executive       March 31,1999
---------------------------- Officer and Director
      John H. Welker

 /s/  Robert P. Robeson      Vice President, Treasurer and       March 31,1999
---------------------------- Chief Financial Officer (also
     Robert P. Robeson       principal accounting officer)

                             Director                            March__, 1999
----------------------------
   David M. Tenniswood


                             Director                            March__, 1999
----------------------------
    Albert A. Koch

 /s/ John P. Musat           Director                            March 31,1999
----------------------------
     John P. Musat


/s/ Tim R. Palmer            Director                            March  31,1999
----------------------------
    Tim R. Palmer

                                 Exhibit Index


Exhibit No.                      Description
-----------                      -----------

*3.1.1           Article of Incorporation of Numatics, as amended

*3.1.2           Bylaws of Numatics

*3.2.1           Articles of Incorporation of Numation, Inc., as amended

*3.3.2           Bylaws of Numation, Inc., as amended

*3.2.1           Articles of Incorporation of Numatech, Inc., as amended

*3.3.2           Bylaws of Numatech, Inc., as amended

*3.4.1           Articles of Incorporation of Micro-Filtration, Inc. as amended

*3.4.2           Bylaws of Micro-Filtration, Inc., as amended

*3.5.1           Articles of Incorporation of Ultra Air Products, Inc. as
                    amended

*3.5.2           Bylaws of Ultra Air Products, Inc., as amended

*3.6.1           Articles of Incorporation of Microsmith, Inc., as amended

*3.6.2           Bylaws of Microsmith, Inc., as amended

*3.7.1           Articles of Incorporation of I.A.E. Incorporated

*3.7.2           Bylaws of I.A.E. Incorporated

*4.1.1           Indenture, dated as March 23, 1998, among Numatics, the
                    Guarantors there identified, and First Trust National Association, as trustee (including forms of Interim Notes and related Subsidiary Guarantees)

*4.1.2           A/B Exchange Registration Rights Agreement, dated as of March
                    23, 1998, among Numatics, the Guarantors, and the initial purchasers of the Interim Notes

*4.1.3           Form of Series B Notes (including related Subsidiary
                    Guarantees by the Guarantors identified in Indenture)

4.1.4            Supplemental Indenture, dated as of January 25, 1999,
                    Numatics, by which Empire Air Systems, Inc.,became a Guarantors

*4.2.1           Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Numatics GmbH, Numatics, LTD., NBD Bank, as Administrative Agent, BankBoston, N.A., as Documentation Agent, and the Lenders party thereto

*4.2.2           Amended and Restated Guaranty Agreement, dated as of March 23,
                    1998, by Numatics and the Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation Agent

4.2.3            Form of Empire Air Systems Guaranty Agreement by Empire Air
                    Systems, Inc. in favor of NBD Bank, as administrative agent

*10.1            Purchase Agreement dated March 18, 1998 among the initial
                    purchasers of the Interim Notes, Numatics, and the Guarantors

*10.2.1          Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

*10.2.2          Numatics, Incorporated Tag-Along and Drag-Along Agreement,
                    dated January 3, 1996, among Numatics, Harvard Private Capital Holdings, and shareholders of Numatics

*10.2.3          Registration Agreement, dated as of January 3, 1996, between
                    Numatics and Harvard Private Capital Holdings

*10.2.4          Form of Guaranty Agreement between Harvard Private Capital
                    Holdings and I.A.E. Incorporated, dated as of March 23, 1998 (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

*10.2.5          Agreement, dated as of March 23, 1998, between Numatics and
                    Harvard Private Capital Holdings

*10.3            Amended and Restated Stock Transfer Agreement, dated December
                    28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995, David K. Dodds, Donald E. McGeachey, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd March 10, 1993, Robert P. Robeson, John A. Acuff, Bruce
                    W. Hoppe, David King, and Philip Robinson

+10.3.1          First Amendment, dated June 30, 1998, to Amended and Restated
                    Stock Transfer Agreement

*10.4            Voting Agreement, dated as November 29, 1990, among Numatics
                    (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

*10.5            Employment Agreement, dated January 3, 1996, between Numatics and John H. Welker**

*10.6            Employment Agreement, dated September 15, 1996, between
                    Numatics and David M. Tenniswood**

*10.7            Numatics, Incorporated Amended and Restated Deferred
                    Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

 21.1            List of subsidiaries of Numatics

 27.1            Financial Data Schedule

*99.1            Consolidated Financial Statements--Numatics, Incorporated--
                    Years ended December 31, 1998, 1997 and 1996 with Report of Independent Auditors

________________________

* Incorporated by reference to exhibit (having the same exhibit number) to
  Registration    Statement on Form S-4 filed on April 29, 1998
  (File No. 333-51355)

+ Incorporated by reference to Amendment No. 1 to Registration Statement on Form
  S-4 filed on July 10, 1998 (File No. 333-51355)

**Indicates contract or compensatory plan or arrangement with one or more
  Numatics executive officers and/or directors