Form 10-Q
period 1999-03-31
NUMATICS INC
filed 1999-05-12
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended           March 31, 1999
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


                         (248)887-4111
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           Yes      X             No
                              ------------          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Common Stock - 21,276.2 shares as of May 10, 1999

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES


 Page No.                           Description
-------------------------------------------------------------------------------

   1          PART I.     FINANCIAL INFORMATION

   1           Item 1     Financial Statements (Unaudited)

   4                      Notes to Consolidated Financial Statements (Unaudited)

  11           Item 2     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

  15          PART II.    OTHER INFORMATION

  15           Item 6     Exhibits and Reports on Form 8-K

  15                      Signatures

  16                      Exhibit 27 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Numatics, Incorporated
Consolidated Statements of Operations


                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31
                                                                 ------------------------------------------
                                                                        1999                  1998
                                                                 --------------------  --------------------
Net sales                                                         $     34,367,875      $     37,822,637

Costs and expenses (credits):
        Costs of products sold                                           21,722,687            23,664,905
        Marketing, engineering, general and administrative                7,771,996             7,846,748
        Single business tax                                                 138,480              (926,015)
                                                                 --------------------  --------------------

Operating income                                                          4,734,712             7,236,999

Other expenses
        Interest and other financing expenses                             3,885,994             4,410,186
        Other                                                               937,305               542,064
                                                                 --------------------  --------------------

Income (loss) before income taxes and extraordinary item                    (88,587)            2,284,749

Income taxes                                                                183,854               882,530
                                                                 --------------------  --------------------

Income (loss)  before extraordinary item                                   (272,441)            1,402,219
                                                                 --------------------  --------------------

Extraordinary item, net of $2,534,000 of income taxes
        (extinguishment of debt)                                                  -            (4,918,000)
                                                                 --------------------  --------------------

Net loss                                                           $       (272,441)     $     (3,515,781)
                                                                 ====================  ====================


See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                    (Unaudited)
                                                                      March 31             December 31
                                                                        1999                  1998
                                                                 --------------------  --------------------
                             ASSETS
Current assets:
  Cash and equivalents                                            $     936,514          $   1,121,142
  Accounts receivable                                                23,218,576             21,607,221
  Inventories                                                        33,019,470             33,064,783
  Other current assets                                                4,246,090              4,489,792
                                                                 --------------------  --------------------
        Total current assets                                         61,420,650             60,282,938
Other assets:
  Goodwill, net of accumulated amortization                           6,176,384              6,479,487
  Other intangible assets, net of accumulated amortization            5,711,122              5,781,321
  Deferred income taxes                                               2,178,730              2,000,730
  Investment in affiliates                                            2,416,015              2,157,893
  Other                                                                 471,658                485,398
                                                                 --------------------  --------------------
                                                                     16,953,909             16,904,829
Properties:
  Land                                                                1,502,424              1,524,383
  Buildings and improvements                                         11,753,004             11,620,518
  Machinery and equipment                                            47,070,682             45,928,301
                                                                 --------------------  --------------------
                                                                     60,326,110             59,073,202
  Less accumulated depreciation                                     (27,749,901)           (27,049,324)
                                                                 --------------------  --------------------
                                                                     32,576,209             32,023,878
                                                                 --------------------  --------------------
                                                                  $ 110,950,768          $ 109,211,645
                                                                 ====================  ====================

             LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                          $   8,763,870          $   8,498,737
  Accrued expenses                                                    7,815,319              5,379,770
  Compensation and employee benefits                                  4,362,489              4,876,073
  Taxes, other than income and single business tax                      110,323                100,079
  Income and single business tax                                        388,475                246,983
  Current portion of long term debt                                   3,399,670              3,457,072
                                                                 --------------------  --------------------
        Total current liabilities                                    24,840,146             22,558,714

Long term debt, less current portion                                156,156,179            156,917,908
Deferred retirement benefits                                          4,424,099              4,202,480
Deferred income taxes                                                   233,404                269,399
                                                                 --------------------  --------------------
                                                                    160,813,682            161,389,787
Minority interest in subsidiaries (redeemable upon the
        happening of certain events outside the control of
        the Company: $1,222,953 in 1999 and $1,285,640
        in 1998)                                                        586,516                554,822

Common stock $.01 par value, 250,000 shares
        authorized; 21,276 shares outstanding and related
        additional paid in capital                                    4,602,151              4,602,151
Accumulated deficiency                                              (79,243,334)           (79,098,886)
Equity adjustment from foreign currency translation                    (648,393)              (794,943)
                                                                 --------------------  --------------------
                                                                    (75,289,576)           (75,291,678)
                                                                 --------------------  --------------------
                                                                  $ 110,950,768          $ 109,211,645
                                                                 ====================  ====================


See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows


                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31
                                                                 ------------------------------------------
                                                                        1999                  1998
                                                                 --------------------  --------------------
Operating activities
Net loss                                                          $    (272,441)         $    (3,515,781)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                                     1,199,167                1,121,103
     Amortization                                                       201,788                  337,931
     Extraordinary item (extinguishment of debt)                              -                4,918,000
     Deferred interest expense                                                -                2,059,894
     Minority interest expense                                           31,694                   73,153
     Deferred taxes                                                    (227,397)                 363,180
     Deferred retirement benefits                                       221,619                  187,510
     Unrealized foreign currency losses                                 758,911                  264,211
     Changes in operating assets and liabilities:
       Trade receivables                                             (1,892,597)              (2,115,452)
       Inventories                                                     (500,256)              (1,056,098)
       Other current assets                                             279,219               (1,020,514)
       Accounts payable and accrued expenses                          2,913,728                 (577,544)
       Compensation and employee benefits                              (483,832)                (313,697)
       Income and single business taxes                                 292,458               (1,730,362)
                                                                 --------------------  --------------------
Net cash provided by (used in) operating activities                   2,522,061               (1,004,466)

Investing activities
Capital expenditures                                                 (1,999,203)              (1,008,330)
Other investments                                                      (300,436)                       -
                                                                 --------------------  --------------------
Net cash used in investing activities                                (2,299,639)              (1,008,330)

Financing activities
Proceeds from long-term borrowing                                       108,856              115,029,808
Debt repayments                                                        (431,510)             (97,181,156)
Debt issuance costs                                                      (6,467)              (4,630,773)
Dividends                                                                     -               (6,000,001)
Extraordinary item (extinguishment of debt)                                   -               (4,194,345)
Issuance of stock                                                             -                       13
                                                                 --------------------  --------------------
Net cash (used in) provided by financing activities                    (329,121)               3,023,546
Effect of exchange rate changes on cash                                 (77,929)                 (64,490)
                                                                 --------------------  --------------------
Net increase (decrease) in cash and cash equivalents                   (184,628)                 946,260
Cash and cash equivalents at beginning of period                      1,121,142                  701,072
                                                                 --------------------  --------------------
Cash and cash equivalents at end of period                        $     936,514          $     1,647,332
                                                                 ====================  ====================


See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 1998.

2.       COMPREHENSIVE INCOME

The components of comprehensive income for three-month periods ended March 31, 1999 and 1998 are as follows:



                                                                       Three Months Ended
                                                                            March 31
                                                       ----------------------------------------------------
                                                                1999                         1998
                                                       ------------------------     -----------------------
                Net loss                               $      (272,441)             $     (3,515,781)
                Foreign currency translation
                 adjustments                                   146,550                       (12,894)
                                                       ========================     =======================
                                                       $      (125,891)             $     (3,528,675)
                                                       ========================     =======================


The components of accumulated comprehensive income at March 31, 1999 and December 31, 1998 are as follows:



                                                              3/31/1999                   12/31/1998
                                                       ========================     =======================
                 Foreign currency translation          $       (648,393)            $       (794,943)
                  adjustments
                                                       ========================     =======================


NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

3.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:





                                                                         Three Months Ended March 31
                                                                        1999                     1998
                                                               ------------------------------------------------
        Net sales:
            North America                                      $        28,459,998      $      30,821,707
            International                                                5,907,877              7,000,930
                                                               ------------------------------------------------
                                                               $        34,367,875      $      37,822,637
                                                               ================================================


                                                                         Three Months Ended March 31
                                                                        1999                     1998
                                                               ------------------------------------------------
        Operating income:
            North America                                      $         4,816,061      $        6,610,109
            International                                                  (81,349)                626,890
                                                               ------------------------------------------------
                                                               $         4,734,712      $        7,236,999
                                                               ======================== =======================


NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

4.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8% senior subordinated notes issued by Numatics, Inc. in 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100 % of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of March 31, 1999 and December 31, 1998, consolidating condensed statements of operations for the three month periods ended March 31, 1999 and 1998 and consolidated condensed statements of cash flows for the three months ended March 31, 1999 and 1998.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

4.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                             BALANCE SHEET
                                              March 31, 1999



                                                                           Non-
                                                          Guarantor      Guarantor
                                           Parent       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                       ------------------------------------------------------------------------------
Trade receivables                      $   12,862,581   $   2,542,351  $  7,813,644              -    $  23,218,576
Inventories                                18,004,755       4,219,112    12,000,603     (1,205,000)      33,019,470
Other                                       3,402,631         543,595     1,236,378              -        5,182,604
                                       ------------------------------------------------------------------------------
Total current assets                       34,269,967       7,305,058    21,050,625     (1,205,000)      61,420,650
Goodwill, net of accumulated
   amortization                             1,496,970               -     3,362,729      1,316,685        6,176,384
Other                                      18,660,307          41,707       133,490              -       10,777,525
Intercompany amounts                       24,160,934         515,508     4,709,217    (29,385,659)               -
Property, plant and equipment, net
   of accumulated depreciation             26,927,249         901,375     4,747,585              -       32,576,209
                                       ------------------------------------------------------------------------------
                                       $  105,515,427   $   8,763,648  $ 34,003,646   $ (37,331,953)  $  110,950,768
                                       ==============================================================================

Accounts payable and accrued expenses  $   11,914,526   $   1,383,031  $  3,281,632   $           -       16,579,189
Compensation and employee benefits          3,452,656         106,815       803,018               -        4,362,489
Current portion of long-term debt           2,904,825               -       494,845               -        3,399,670
Other                                         452,622         124,443       (78,267)              -          498,798
                                       ------------------------------------------------------------------------------
Total current liabilities                  18,724,629       1,614,289     4,501,228               -       24,840,146
Long-term debt less current portion       153,416,519               -     7,397,163               -      160,813,682
Other                                               -               -             -         586,516          586,516
Intercompany amounts                        8,183,753       4,747,775    16,454,131     (29,385,659)               -
Accumulated deficiency                    (74,809,474)      2,401,584     5,651,124      (8,532,810)     (75,289,576)
                                       ------------------------------------------------------------------------------
                                       $  105,515,427   $   8,763,648  $ 34,003,646   $ (37,331,953)  $  110,950,768
                                       ==============================================================================



                                             December 31, 1998



                                                                           Non-
                                                          Guarantor      Guarantor
                                           Parent       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                       -----------------------------------------------------------------------------
Trade receivables                      $  11,050,466     $ 2,531,514  $  8,025,241   $          -     $  21,607,221
Inventories                               17,459,136       4,255,940    12,422,707     (1,073,000)       33,064,783
Other                                      3,848,223         266,581     1,496,130              -         5,610,934
                                       -----------------------------------------------------------------------------
Total current assets                      32,357,825       7,054,035    21,944,078     (1,073,000)       60,282,938
Goodwill, net of accumulated
amortization                               1,519,533               -     3,594,597      1,365,357         6,479,487
Other                                     18,286,954          41,707       154,660     (8,057,979)       10,425,342
Intercompany amounts                      24,534,213         324,447     4,648,545    (29,509,205)                -
Property, plant and equipment, net
   of accumulated depreciation            26,239,969         827,492     4,956,417              -        32,023,878
                                       -----------------------------------------------------------------------------
                                       $ 102,938,494    $  8,249,681  $ 35,298,297   $(37,274,827)    $ 109,211,645
                                       =============================================================================

Accounts payable and accrued expenses  $   8,915,518    $  1,431,386  $  3,531,603   $          -     $  13,878,507
Compensation and employee benefits         3,897,935         111,927       866,211              -         4,876,073
Current portion of long-term debt          2,955,049               -       502,023              -         3,457,072
Other                                        219,893          39,344        87,825              -           347,062
                                       -----------------------------------------------------------------------------
Total current liabilities                 15,988,395       1,582,657     4,987,662              -        22,558,714
Long-term debt less current portion      149,328,788               -     7,589,120              -       156,917,908
Other                                      4,202,480               -       269,399        554,822         5,026,701
Intercompany amounts                       8,353,841       4,398,682    16,756,682    (29,509,205)                -
Accumulated deficiency                   (74,935,010)      2,268,342     5,695,434     (8,320,444)      (75,291,678)
                                       ------------------------------------------------------------------------------
                                       $ 102,938,494  $    8,249,681  $ 35,298,297   $(37,274,827)  $   109,211,645
                                       ==============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

4.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)


                                     STATEMENT OF OPERATIONS
                                    Three Months Ended March 31, 1999

                                                                           Non-
                                                          Guarantor      Guarantor
                                           Parent       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                       -----------------------------------------------------------------------------
Net sales                              $  23,948,406    $  3,832,855    $ 12,015,614  $ (5,429,000)   $  34,367,875
Costs and expenses                        19,773,599       3,622,678      11,485,214    (5,248,328)      29,633,163
                                       -----------------------------------------------------------------------------
Operating income                           4,174,807         210,177         530,400      (180,672)       4,734,712
Interest and other                         4,160,441          76,932         738,086        31,694        4,823,299
                                       -----------------------------------------------------------------------------
Net income (loss)                      $      14,366    $    133,245        (207,686)     (212,366)        (272,441)
                                       =============================================================================


                                    Three Months Ended March 31, 1998



                                                                           Non-
                                                          Guarantor      Guarantor
                                           Parent       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                       -----------------------------------------------------------------------------
Net sales                              $  26,530,002    $  4,628,295   $ 13,658,340   $  (6,994,000)  $  37,822,637
Costs and expenses                        21,086,427       4,018,332     12,379,207      (6,898,328)     30,585,638
                                       -----------------------------------------------------------------------------
Operating income                           5,443,575         609,963      1,279,133         (95,672)      7,236,999
Interest and other                         9,712,453         209,225        757,949          73,153      10,752,780
                                       -----------------------------------------------------------------------------
Net income (loss)                      $  (4,268,878)   $    400,738   $    521,184   $    (168,825)  $  (3,515,781)
                                       =============================================================================



NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999


4.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)


                                     STATEMENT OF CASH FLOWS
                                    Three Months ended March 31, 1999

                                                                           Non-
                                                          Guarantor      Guarantor
                                           Parent       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                       -----------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                $  2,467,500     $  210,666     $   (156,105)  $          -    $  2,522,061

Cash flows from investing activities:
   Capital expenditures                  (1,693,777)      (121,003)        (184,423)             -      (1,999,203)
   Other investments                       (265,000)       (42,183)           6,747              -        (300,436)
                                       -----------------------------------------------------------------------------
Net cash used in investing activities    (1,958,777)      (163,186)        (177,676)             -      (2,299,639)

Cash flows from financing activities:
   Proceeds from borrowing                   44,920              -           63,936              -         108,856
   Debt repayments                         (431,510)             -                -              -        (431,510)
   Debt issuance costs                            -              -           (6,467)             -          (6,467)
   Dividends                                      -              -                -              -               -
   Extraordinary item
     (extinguishment of debt)                     -              -                -              -               -
   Issuance of stock                              -              -                -              -               -
   Other                                          -              -          (22,616)       (55,313)        (77,929)
                                       ----------------------------------------------------------------------------
Net cash provided (used) in
   financing activities                    (386,590)             -           34,853        (55,313)       (407,050)

Intercompany accounts                       (72,151)       160,030         (143,192)        55,313               -
                                       -----------------------------------------------------------------------------
Net increase (decrease) in cash              49,982        207,510         (442,120)             -        (184,628)
                                       -----------------------------------------------------------------------------
Cash and cash equivalents at
   beginning of year                        111,491         68,652          940,999              -       1,121,142
                                       -----------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                              $    161,473     $  276,162     $    498,879               -    $    936,514
                                       =============================================================================


NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

4.        GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)


                                      Three Months ended March 31, 1998

                                                                           Non-
                                                          Guarantor      Guarantor
                                           Parent       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                       -----------------------------------------------------------------------------
Net cash used in operating activities  $   (471,552)     $  (245,118)  $ (287,796)    $          -    $  (1,004,466)

Cash flows from investing activities:
   Capital expenditures                    (895,693)         (38,046)     (74,591)               -       (1,008,330)
   Other investments                              -                -            -                -                -
                                       -----------------------------------------------------------------------------
Net cash used in investing activities      (895,693)         (38,046)     (74,591)               -       (1,008,330)

Cash flows from financing activities:
   Proceeds from borrowing              114,850,747                -      179,061                -      115,029,808
   Debt repayments                      (97,021,482)               -     (159,674)               -      (97,181,156)
   Debt issuance costs                   (4,609,500)               -      (21,273)               -       (4,630,773)
   Dividends                             (6,000,001)               -            -                -       (6,000,001)
   Extraordinary item
     (extinguishment of debt)            (4,194,345)               -            -                -       (4,194,345)
   Issuance of stock                             13                -            -                -               13
   Other                                          -                -       (6,992)         (57,498)         (64,490)
                                       ------------------------------------------------------------------------------
Net cash provided (used) in
   financing activities                   3,025,432                -       (8,878)         (57,498)       2,959,056


Intercompany accounts                    (1,386,754)         359,548      969,708           57,498                -
                                       ------------------------------------------------------------------------------
Net increase (decrease) in cash             271,433           76,384      598,443                -          946,260
                                       -----------------------------------------------------------------------------
Cash and cash equivalents at
   beginning of year                        169,311          102,480      429,281                -          701,072
                                       ------------------------------------------------------------------------------
Cash and cash equivalents at end of
   year                                $    440,744     $    178,864   $1,027,724                -        1,647,332
                                       ==============================================================================


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Three Months Ended March 31, 1999 Compared With Three Months Ended
March 31, 1998

Net Sales. Net sales of $34.4 million for the three months ended March 31, 1999 were 9.1% less than the $37.8 million in the same period of 1998 principally due to a general decline in the pneumatic market, which started during the second quarter of 1998. Net sales of traditional valve products declined 7.3% or $1.6 million while net sales of other products decreased 17.0% or $2.0 million and cylinder sales increased 1.6% or $0.1 million. North American sales decreased 7.7% or $2.4 million and international sales decreased 15.6% or $1.1 million.

Gross Profit. Gross profit was $12.6 million, or 36.8% of net sales, for the three months ended March 31, 1999 compared with $14.2 million, or 37.4% of net sales, in the same period of 1998. Lower production volumes at certain locations due to lower sales levels have contributed to the current period's reduced gross margins.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $7.8 million for the three months ended March 31, 1999, substantially equal to the first three months of 1998.

Single Business Tax. Single business tax for the first three months of 1999 was $0.1 million compared to a credit of $0.9 million in 1998. The credit resulted from filing amended tax returns in March 1998 for the years 1992 to 1996 due to a tax ruling which redefined the reported sales which are included in the calculation of the tax which favorably impacted the Company.

Operating Income. Operating income for the three months ended March 31, 1999 was $4.7 million compared to $7.2 million in the same period in 1998. This $2.5 million decrease was primarily due to the reduced sales combined with the lower single business tax in 1998, as described above. Operating income in North America dropped $1.8 million, or 27.1%, while the International segment's operating income declined by $0.7 million.

Interest and Other Financing Expenses. Interest expense decreased $0.5 million to $3.9 million in the first three months of 1999 from $4.4 million in 1998 due to the improved interest rate resulting from the refinancing of the Company's previous subordinated debt on March 24, 1998.

Other Expense. Other expense of $0.9 million for the three months ended March 31, 1999 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.5 million in the three months ended March 31, 1998.

Extraordinary Item. The extraordinary item in the three months ended March 31, 1998 resulted from the write off of unamortized debt financing costs relating to the refinancing of the Company's debt of $1.6 million, net of taxes, write off of previous unamortized discount on its previous subordinated debt arrangement of $2.1 million, net of taxes, and a prepayment penalty of $1.2 million, net of taxes. The amount is reported net of $2.5 million tax benefit.

Net Loss. Due to the factors discussed above, net loss decreased $3.2 million, to a loss of $0.3 million during the three months ended March 31, 1999 from a loss of $3.5 million in the first three months of 1998.

Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Cash provided by operating activities was $2.5 million for the three months ended March 31, 1999 compared to a use of $1.0 million for the same period in 1998. This improvement was primarily due to the extraordinary item related to the extinguishment of debt recorded in March 1998.

Cash used in investing activities of $2.3 million during the three months ended March 31, 1999 was $1.3 million more than the $1.0 million used in the first three months of 1998. This increase was principally the result of higher capital expenditures during 1999 primarily due to $759,000 expended on construction of a new 40,000 square foot manufacturing facility in Lapeer, Michigan. The Company does not have any material commitments for capital expenditures.

Net cash used in financing activities was $0.3 million in 1999 compared to net cash provided by financing activities of $3.0 million in 1998. The 1998 amount includes the net results of refinancing the Company's debt together with the payment of a $6.0 million dividend.

Working capital was $36.6 million at March 31, 1999 compared to $37.7 million at December 31, 1998. The decrease was primarily attributable to a $1.6 million increase in accounts receivable, offset by a $2.4 million increase in accrued expenses for accrued interest on the Company's senior subordinated notes. Total assets were $110.6 million at March 31, 1999 compared to $109.2 million at December 31, 1998. This increase includes the accounts receivable mentioned above, as well as increases in property, plant and equipment related to the building of a new manufacturing facility in Lapeer, Michigan.

Total debt outstanding was $159.6 million at March 31, 1999 compared to $160.4 million at December 31, 1998. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $30.6 million as of March 31, 1999.

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

The Company implemented an assessment project to address the Year 2000 Issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has contracts in place with external resources and has allocated internal resources to replace or reprogram and test the software for Year 2000 modifications. The Company has initiated remediation and testing, and is implementing an action plan to address the Year 2000 Issue, and estimates that the majority of testing will be completed by the end of the second quarter of 1999 and that the Year 2000 project will be completed by the end of the third quarter, 1999. A number of third party audits are being performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 Issue could cause production interruptions that could have a material impact on the operations of the Company. The Company is developing contingency plans and will continue to do so throughout the program.

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

The Company plans to complete the Year 2000 project by the end of the third quarter, 1999. The total cost of the Year 2000 project is estimated to be $4.2 million and is being funded through operating cash flows. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software and hardware, which will be capitalized or leased. The remaining $1.2 million represents maintenance and repair of existing systems and other project costs and will be expensed as incurred over the next year. As of March 31, 1999 the Company has expended approximately $3.2 million related to the assessment activities, the development of a remediation plan and the implementation of the remediation plan in connection with its Year 2000 project.

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

PART II           OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.


(a)    Exhibits

         Exhibit                     Description
         -------                     -----------
          27                         Financial Data Schedule

(b)    Reports on Form 8-K:

         On March 23, 1999 the Company filed with the Securities and Exchange Commission Form 8-K, dated March 19, 1999 reporting preliminary unaudited financial results for the quarter and year ended December 31, 1998.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By: /s/ Robert P. Robeson
   -----------------------------
      Robert P. Robeson
      Vice President , Treasurer and
      Chief Financial Officer


Date:
     ---------------------------