Form 10-Q
period 1999-06-30
NUMATICS INC
filed 1999-08-12
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 1999
                               -------------------------------------------------

Commission File Number         333-51355
                       ---------------------------------------------------------


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

                           Yes   X             No
                               ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock - 21,276.2 shares as of August 10, 1999

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES


 Page No.                         Description
---------  ---------------------------------------------------------------------

    1         PART I.   FINANCIAL INFORMATION

    1          Item 1    Financial Statements (Unaudited)

    4                    Notes to Consolidated Financial Statements
                           (Unaudited)

   11          Item 2    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

   16         PART II.   OTHER INFORMATION

   16          Item 6     Exhibits and Reports on Form 8-K

   16                     Signatures

   17                     Exhibit 27 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Numatics, Incorporated
    Consolidated Statements of Operations

                                                  (Unaudited)                   (Unaudited)
                                              Three Months Ended             Six Months Ended
                                                   June 30                        June 30
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
Net sales                               $ 34,076,759    $ 35,391,579    $ 68,444,634    $ 73,214,216

Costs and expenses (credits):
   Costs of products sold                 20,697,113      22,386,984      42,419,800      46,051,889
   Marketing, engineering, general
      and administrative                   7,998,925       7,888,178      15,770,921      15,734,926
   Single business tax                       128,580          92,017         267,060        (833,998)
                                        ------------    ------------    ------------    ------------
Operating income                           5,252,141       5,024,400       9,986,853      12,261,399

Other expenses
   Interest and other financing
      expenses                             4,117,599       3,740,810       8,003,593       8,151,297
   Other                                     402,819        (152,684)      1,340,124         389,079
                                        ------------    ------------    ------------    ------------
Income before income taxes and
   extraordinary item                        731,723       1,436,274         643,136       3,721,023

Income taxes                                 398,435         408,980         582,289       1,291,510
                                        ------------    ------------    ------------    ------------

Income before extraordinary item             333,288       1,027,294          60,847       2,429,513

Extraordinary item, net of $2,534,000
   of income taxes (extinguishment of
   debt)                                          --              --              --      (4,918,000)
                                        ------------    ------------    ------------    ------------

Net earnings (loss)                     $    333,288    $  1,027,294    $     60,847    $ (2,488,487)
                                        ============    ============    ============    ============


See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                          (Unaudited)
                                                                            June 30        December 31
                                                                              1999             1998
                                                                         --------------   --------------
                             ASSETS
Current assets:
  Cash and equivalents                                                   $     884,160    $   1,121,142
  Accounts receivable                                                       23,591,862       21,607,221
  Inventories                                                               33,971,810       33,064,783
  Other current assets                                                       4,578,355        4,489,792
                                                                         -------------    -------------
        Total current assets                                                63,026,187       60,282,938
Other assets:
  Goodwill, net of accumulated amortization                                  6,420,849        6,479,487
  Other intangible assets, net of accumulated amortization                   5,477,067        5,781,321
  Deferred income taxes                                                      2,213,730        2,000,730
  Investment in affiliates                                                   2,315,462        2,157,893
  Other                                                                        389,873          485,398
                                                                         -------------    -------------
                                                                            16,816,981       16,904,829

Properties:
  Land                                                                       1,493,603        1,524,383
  Buildings and improvements                                                11,792,405       11,620,518
  Machinery and equipment                                                   48,805,090       45,928,301
                                                                         -------------    -------------
                                                                            62,091,098       59,073,202
  Less accumulated depreciation                                            (28,819,358)     (27,049,324)
                                                                         -------------    -------------
                                                                            33,271,740       32,023,878
                                                                         -------------    -------------
                                                                         $ 113,114,908    $ 109,211,645
                                                                         =============    =============

             LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                                 $   9,874,708    $   8,498,737
  Accrued expenses                                                           5,019,883        5,379,770
  Compensation and employee benefits                                         4,221,012        4,876,073
  Taxes, other than income and single business tax                             237,586          100,079
  Income and single business tax                                             1,285,813          246,983
  Current portion of long term debt                                          3,515,617        3,457,072
                                                                         -------------    -------------
        Total current liabilities                                           24,154,619       22,558,714

Long term debt, less current portion                                       158,359,666      156,917,908
Deferred retirement benefits                                                 4,647,075        4,202,480
Deferred income taxes                                                          169,968          269,399
                                                                         -------------    -------------
                                                                           163,176,709      161,389,787
Minority interest in subsidiaries (redeemable upon the
        happening of certain events outside the control of
        the Company: $1,166,816 in 1999 and $1,285,640
        in 1998)                                                               634,959          554,822

Common stock $.01 par value, 250,000 shares authorized; 21,276 shares
        outstanding and related additional paid in capital                   4,602,151        4,602,151
Accumulated deficiency                                                     (79,043,093)     (79,098,886)
Equity adjustment from foreign currency translation                           (410,437)        (794,943)
                                                                         -------------    -------------
                                                                           (74,851,379)     (75,291,678)
                                                                         -------------    -------------
                                                                         $ 113,114,908    $ 109,211,645
                                                                         =============    =============


See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                         (Unaudited)
                                                                       Six Months Ended
                                                                           June 30
                                                         ------------------------------------------
                                                              1999                         1998
                                                         -------------               --------------
Operating activities
Net income (loss)                                        $      60,839               $  (2,488,487)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                            2,265,979                   2,281,538
     Amortization                                              566,104                     580,209
     Extraordinary item (extinguishment of debt)                    --                   4,918,000
     Deferred interest expense                                      --                   2,059,894
     Minority interest expense                                  80,137                     123,243
     Deferred taxes                                           (320,509)                    126,383
     Deferred retirement benefits                              444,594                     375,021
     Unrealized foreign currency losses                      1,134,926                     117,020
     Changes in operating assets and liabilities:
       Trade receivables                                    (2,084,735)                   (793,924)
       Inventories                                          (1,370,435)                 (2,494,399)
       Other current assets                                     30,023                    (799,098)
       Accounts payable and accrued expenses                   983,785                   2,607,360
       Compensation and employee benefits                     (615,977)                     79,012
       Income and single business taxes                      1,074,475                  (1,404,717)
                                                         -------------               -------------
Net cash provided by operating activities                    2,249,206                   5,287,055

Investing activities
Capital expenditures                                        (3,850,448)                 (2,547,596)
Other investments                                             (402,838)                         --
                                                         -------------               -------------
Net cash used in investing activities                       (4,253,286)                 (2,547,596)

Financing activities
Proceeds from long-term borrowing                            2,144,860                 151,394,868
Debt repayments                                               (338,072)               (138,471,530)
Debt issuance costs                                             62,783                  (4,905,850)
Dividends                                                           --                  (6,000,001)
Extraordinary item (extinguishment of debt)                         --                  (4,194,345)
Issuance of stock                                                   --                          13
                                                         -------------               -------------
Net cash (used in) provided by financing activities          1,869,571                  (2,176,845)
Effect of exchange rate changes on cash                       (167,413)                   (120,265)
                                                         -------------               -------------
Net increase (decrease) in cash and cash equivalents          (301,922)                    442,349
Cash and cash equivalents at beginning of period             1,186,082                     701,072
                                                         -------------               -------------
Cash and cash equivalents at end of period               $     884,160               $   1,143,421
                                                         =============               =============


See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2.       COMPREHENSIVE INCOME

The components of comprehensive income for three-month and six-month periods ended June 30, 1999 and 1998 are as follows:

                               Three Months Ended           Six Months Ended
                                   June 30                        June 30
                           -------------------------    --------------------------
                              1999           1998           1999            1998
                           -----------   -----------    -----------    -----------
     Net earnings (loss)   $   333,288   $ 1,027,294    $    60,847    $(2,488,487)
     Foreign currency
         translation
         adjustments           237,956      (220,981)       384,506       (233,875)
                           -----------   -----------    -----------    -----------
                           $   571,244   $   806,313    $   445,353    $(2,722,362)


The components of accumulated comprehensive income at June 30, 1999 and December 31, 1998 are as follows:

                                    6/30/1999    12/31/1998
                                    ---------    ----------
     Foreign currency translation
       adjustments                  $(410,437)   $(794,943)
                                    =========    =========

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

3.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                          Three Months Ended                         Six Months Ended
                                               June 30                                   June 30
                                   --------------------------------          --------------------------------
                                       1999                 1998                1999                 1998
                                   -----------          -----------          -----------          -----------
     Net Sales
            North America          $28,987,267          $28,402,721          $57,447,265          $59,224,428
            International
                                     5,089,492            6,988,858           10,997,369           13,989,788
                                   -----------          -----------          -----------          -----------
                                   $34,076,759          $35,391,579          $68,444,634          $73,214,216



                                            Three Months Ended                      Six Months Ended
                                                June 30                                  June 30
                                   --------------------------------          --------------------------------
                                       1999                 1998                 1999                 1998
                                   -----------          -----------          -----------          -----------
     Operating Income
            North America          $ 5,331,013          $ 4,538,150          $10,147,074          $11,148,259
            International              (78,872)             486,250             (160,221)           1,113,140
                                   -----------          -----------          -----------          -----------
                                   $ 5,252,141          $ 5,024,400          $ 9,986,853          $12,261,399


NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

4.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8 % senior subordinated notes issued by Numatics, Inc. in 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100 % of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of June 30, 1999 and December 31, 1998, consolidating condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998 and consolidated condensed statements of cash flows for the six months ended June 30, 1999 and 1998.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

4.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)



                                                           BALANCE SHEET
                                                           June 30, 1999

                                                                                    Non-
                                                               Guarantor         Guarantor
                                              Parent         Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                          -------------      -------------     -------------      -------------      -------------
Trade receivables                         $  12,666,190      $   2,799,132     $   8,126,540      $          --      $  23,591,862
Inventories                                  18,503,751          4,756,563        11,954,496         (1,243,000)        33,971,810
Other                                         3,872,786            359,975         1,229,754                 --          5,462,515
                                          -------------      -------------     -------------      -------------      -------------
Total current assets                         35,042,727          7,915,670        21,310,790         (1,243,000)        63,026,187
Goodwill, net of accumulated
amortization                                  1,474,408                 --         3,253,444          1,692,997          6,420,849
Other                                        18,794,939             40,172            44,984         (8,483,963)        10,396,132
Intercompany amounts                         22,898,818            687,186         4,159,074        (27,745,078)                --
Property, plant and equipment, net
   of accumulated depreciation               27,544,002          1,007,482         4,720,256                 --         33,271,740
                                          -------------      -------------     -------------      -------------      -------------
                                          $ 105,754,894      $   9,650,510     $  33,488,548      $ (35,779,044)     $ 113,114,908
                                          =============      =============     =============      =============      =============

Accounts payable and accrued expenses     $  10,330,161      $   1,606,592     $   2,957,838      $          --         14,894,591
Compensation and employee benefits            3,350,758             86,444           783,810                 --          4,221,012
Current portion of long-term debt             2,917,478                 --           598,139                 --          3,515,617
Other                                           842,617            250,072           430,710                 --          1,523,399
                                          -------------      -------------     -------------      -------------      -------------
Total current liabilities                    17,441,014          1,943,108         4,770,497                 --         24,154,619
Long-term debt less current portion         155,587,782            394,016         7,194,911                 --        163,176,709
Other                                                --                 --                --            634,959            634,959
Intercompany amounts                          7,349,474          4,604,146        15,791,457        (27,745,077)                --
Accumulated deficiency                      (74,623,376)         2,709,240         5,731,683         (8,668,926)       (74,851,379)
                                          -------------      -------------     -------------      -------------      -------------
                                          $ 105,754,894      $   9,650,510     $  33,488,548      $ (35,779,044)     $ 113,114,908
                                          =============      =============     =============      =============      =============


                                                         December 31, 1998

                                                                                    Non-
                                                               Guarantor         Guarantor
                                              Parent         Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                          -------------      -------------     -------------      -------------      -------------
Trade receivables                         $  11,050,466      $   2,531,514     $   8,025,241      $          --      $  21,607,221
Inventories                                  17,459,136          4,255,940        12,422,707         (1,073,000)        33,064,783
Other                                         3,848,223            266,581         1,496,130                 --          5,610,934
                                          -------------      -------------     -------------      -------------      -------------
Total current assets                         32,357,825          7,054,035        21,944,078         (1,073,000)        60,282,938
Goodwill, net of accumulated
amortization                                  1,519,533                 --         3,594,597          1,365,357          6,479,487
Other                                        18,286,954             41,707           154,660         (8,057,979)        10,425,342
Intercompany amounts                         24,534,213            324,447         4,648,545        (29,509,205)                --
Property, plant and equipment, net
   of accumulated depreciation               26,239,969            827,492         4,956,417                 --         32,023,878
                                          -------------      -------------     -------------      -------------      -------------
                                          $ 102,938,494      $   8,249,681     $  35,298,297      $ (37,274,827)     $ 109,211,645
                                          =============      =============     =============      =============      =============

Accounts payable and accrued expenses     $   8,915,518      $   1,431,386     $   3,531,603      $          --         13,878,507
Compensation and employee benefits            3,897,935            111,927           866,211                 --          4,876,073
Current portion of long-term debt             2,955,049                 --           502,023                 --          3,457,072
Other                                           219,893             39,344            87,825                 --            347,062
                                          -------------      -------------     -------------      -------------      -------------
Total current liabilities                    15,988,395          1,582,657         4,987,662                 --         22,558,714
Long-term debt less current portion         149,328,788                 --         7,589,120                 --        156,917,908
Other                                         4,202,480                 --           269,399            554,822          5,026,701
Intercompany amounts                          8,353,841          4,398,682        16,756,682        (29,509,205)                --
Accumulated deficiency                      (74,935,010)         2,268,342         5,695,434         (8,320,444)       (75,291,678)
                                          -------------      -------------     -------------      -------------      -------------
                                          $ 102,938,494      $   8,249,681     $  35,298,297      $ (37,274,827)     $ 109,211,645
                                          =============      =============     =============      =============      =============

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

4.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 1999

                                                                            Non-
                                                        Guarantor        Guarantor
                                        Parent         Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                     -------------     ------------     ------------      ------------      ------------
Net sales                            $ 24,474,859      $  5,273,787     $ 12,058,113      $ (7,730,000)     $ 34,076,759
Costs and expenses                     20,179,887         4,798,797       11,489,262        (7,643,328)       28,824,618
                                     ------------      ------------     ------------      ------------      ------------
Operating income                        4,294,972           474,990          568,851           (86,672)        5,252,141
Interest and other                      4,108,877           179,642          581,891            48,443         4,918,853
                                     ------------      ------------     ------------      ------------      ------------
Net income (loss)                    $    186,095      $    295,348     $    (13,040)     $   (135,115)     $    333,288
                                     ============      ============     ============      ============      ============


                                     Three Months Ended June 30, 1998
                                                                            Non-
                                                        Guarantor        Guarantor
                                        Parent         Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                     -------------     ------------     ------------      ------------      ------------

Net sales                            $ 24,269,835      $  4,097,068     $ 13,104,676      $ (6,080,000)     $ 35,391,579
Costs and expenses                     20,529,328         3,701,135       12,223,044        (6,086,328)       30,367,179
                                     ------------      ------------     ------------      ------------      ------------
Operating income                        3,740,507           395,933          881,632             6,328         5,024,400
Interest and other                      3,565,358           134,106          247,552            50,090         3,997,106
                                     ------------      ------------     ------------      ------------      ------------
Net income (loss)                    $    175,149      $    261,827     $    634,080      $    (43,762)     $  1,027,294
                                     ============      ============     ============      ============      ============


                                     Six Months Ended June 30, 1999
                                                                            Non-
                                                        Guarantor        Guarantor
                                        Parent         Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                     -------------     ------------     ------------      ------------      ------------

Net sales                            $ 48,423,265      $  9,106,642     $ 24,073,727      $(13,159,000)     $ 68,444,634
Costs and expenses                     39,953,486         8,421,475       22,974,476       (12,891,656)       58,457,781
                                     ------------      ------------     ------------      ------------      ------------
Operating income                        8,469,779           685,167        1,099,251          (267,344)        9,986,853
Interest and other                      8,269,318           256,574        1,319,977            80,137         9,926,006
                                     ------------      ------------     ------------      ------------      ------------
Net income (loss)                    $    200,461      $    428,593     $   (220,726)     $   (347,481)     $     60,847
                                     ============      ============     ============      ============      ============


                                     Six Months Ended June 30, 1998
                                                                            Non-
                                                        Guarantor        Guarantor
                                        Parent         Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                     -------------     ------------     ------------      ------------      ------------
Net sales                            $ 50,799,837      $  8,725,363     $ 26,763,016      $(13,074,000)     $ 73,214,216
Costs and expenses                     41,615,755         7,719,467       24,602,251       (12,984,656)       60,952,817
                                     ------------      ------------     ------------      ------------      ------------
Operating income                        9,184,082         1,005,896        2,160,765           (89,344)       12,261,399
Interest and other                     13,277,811           343,331        1,005,501           123,243        14,749,886
                                     ------------      ------------     ------------      ------------      ------------
Net income (loss)                    $ (4,093,729)     $    662,565     $  1,155,264      $   (212,587)     $ (2,488,487)
                                     ============      ============     ============      ============      ============

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

4.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF CASH FLOWS
                         Six Months ended June 30, 1999

                                                                                Non-
                                                            Guarantor        Guarantor
                                             Parent       Subsidiaries      Subsidiaries     Eliminations    Consolidated
                                          -----------     -------------    --------------    ------------    ------------
Net cash provided by (used in)
   operating activities                   $ 1,952,476      $   436,419      $  (139,689)     $        --      $ 2,249,206

Cash flows from investing activities:
   Capital expenditures                    (3,167,026)        (279,725)        (403,697)              --       (3,850,448)
   Other investments                         (490,984)          73,417           14,729               --         (402,838)
                                          -----------      -----------      -----------      -----------      -----------
Net cash used in investing activities      (3,658,010)        (206,308)        (388,968)              --       (4,253,286)

Cash flows from financing activities:
   Proceeds from borrowing                  1,912,420               --          232,440               --        2,144,860
   Debt repayments                           (338,072)              --               --               --         (338,072)
   Debt issuance costs                             --               --           62,783               --           62,783
   Dividends                                       --               --               --               --               --
   Extraordinary item
     (extinguishment of debt)                      --               --               --               --               --
   Issuance of stock                               --               --               --               --               --
   Other                                           --               --          (32,667)        (134,746)        (167,413)
                                          -----------      -----------      -----------      -----------      -----------
Net cash provided (used) in
   financing activities                     1,574,348               --          262,556         (134,746)       1,702,158

Intercompany accounts                         152,672         (155,274)        (132,144)         134,746               --
                                          -----------      -----------      -----------      -----------      -----------
Net increase (decrease) in cash                21,486           74,837         (398,245)              --         (301,922)
                                          -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at
   beginning of year                          111,491          133,589          941,002               --        1,186,082
                                          -----------      -----------      -----------      -----------      -----------
Cash and cash equivalents at end of
   period                                 $   132,977      $   208,426      $   542,757      $        --      $   884,160
                                          ===========      ===========      ===========      ===========      ===========


NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1999

4.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                         Six Months ended June 30, 1998

                                                                                    Non-
                                                               Guarantor         Guarantor
                                              Parent          Subsidiaries      Subsidiaries        Eliminations       Consolidated
                                          -------------      --------------     -------------      --------------     --------------
Net cash used in operating activities     $   5,506,272      $    (446,008)     $     226,791      $          --      $   5,287,055

Cash flows from investing activities:
   Capital expenditures                      (2,137,554)          (174,544)          (235,498)                --         (2,547,596)
   Other investments                                 --                 --                 --                 --                 --
                                          -------------      -------------      -------------      -------------      -------------
Net cash used in investing activities        (2,137,554)          (174,544)          (235,498)                --         (2,547,596)

Cash flows from financing activities:
   Proceeds from borrowing                  151,169,554                 --            225,314                 --        151,394,868
   Debt repayments                         (138,311,856)                --           (159,674)                --       (138,471,530)
   Debt issuance costs                       (4,878,129)                --            (27,721)                --         (4,905,850)
   Dividends                                 (6,000,001)                --                 --                 --         (6,000,001)
   Extraordinary item
     (extinguishment of debt)                (4,194,345)                --                 --                 --         (4,194,345)
   Issuance of stock                                 13                 --                 --                 --                 13
   Other                                             --                 --            (17,277)          (102,988)          (120,265)
                                          -------------      -------------      -------------      -------------      -------------
Net cash provided (used) in
   financing activities                      (2,214,764)                --             20,642           (102,988)        (2,297,110)


Intercompany accounts                        (1,192,372)           647,059            442,325            102,988                 --
                                          -------------      -------------      -------------      -------------      -------------
Net increase (decrease) in cash                 (38,418)            26,507            454,260                 --            442,349
                                          -------------      -------------      -------------      -------------      -------------
Cash and cash equivalents at
   beginning of year                            169,315            102,477            429,280                 --            701,072
                                          -------------      -------------      -------------      -------------      -------------
Cash and cash equivalents at end of
   year                                   $     130,897      $     128,984      $     883,540      $          --      $   1,143,421
                                          =============      =============      =============      =============      =============

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Three Months Ended June 30, 1999 Compared With Three Months Ended
June 30, 1998

Net Sales. Net sales of $34.1 million for the three months ended June 30, 1999 were 3.7% less than the $35.4 million in the same period of 1998 principally due to a general decline in the pneumatic market, which started during the second quarter of 1998. Net sales of traditional valve products declined 8.6% or $1.7 million while net sales of cylinder products decreased 2.7% or $0.1 million and other sales increased 5.2% or $0.5 million. North American sales increased 2.1% or $0.6 million and international sales decreased 27.2% or $1.9 million.

Gross Profit. Gross profit was $13.4 million, or 39.3% of net sales, for the three months ended June 30, 1999 compared with $13.0 million, or 36.7% of net sales, in the same period of 1998. Cost savings implemented in response to the reduced sales levels have contributed to the current period's improved gross margins.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $8.0 million for the three months ended June 30, 1999, $0.1 million higher than the same period in 1998.

Single Business Tax. Single business tax for the second quarter of 1999 was $0.1 million, substantially equal to the same period in 1998.

Operating Income. Operating income for the three months ended June 30, 1999 was $5.3 million compared to $5.0 million in the same period in 1998. This $0.3 million increase was primarily due to the improved gross margins, offsetting the reduced sales for the period. Operating income in North America increased $0.8 million, or 17.5%, while the international segment's operating income declined by $0.6 million.

Interest and Other Financing Expenses. Interest expense increased $0.4 million to $4.1 million in the second quarter of 1999 from $3.7 million in 1998 due to the favorable effect of interest rate swap agreements which were terminated at a profit during the second quarter of 1998 in connection with the refinancing of the Company's debt.

Other Expense. Other expense of $0.4 million for the three months ended June 30, 1999 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to a gain of $0.2 million in the three months ended June 30, 1998.


Net Earnings. Due to the factors discussed above, net earnings decreased $0.7 million, to $0.3 million during the three months ended June 30, 1999 from $1.0 million in the second quarter of 1998.


Six Months Ended June 30, 1999 Compared With Six Months Ended
June 30, 1998

Net Sales. Net sales of $68.4 million for the six months ended June 30, 1999 were 6.5% less than the $73.2 million in the same period of 1998 principally due to a general decline in the pneumatic market, which started during the second quarter of 1998. Net sales of traditional valve products declined 7.9% or $3.3 million while net sales of other products decreased 6.3% or $1.4 million and cylinder sales decreased 0.8% or $0.1 million. North American sales decreased 3.0% or $1.8 million and international sales decreased 21.4% or $3.0 million.

Gross Profit. Gross profit was $26.0 million, or 38.0% of net sales, for the six months ended June 30, 1999 compared with $27.2 million, or 37.1% of net sales, in the same period of 1998. Cost savings implemented in response to the reduced sales levels have contributed to the current period's improved gross margins.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $15.8 million for the six months ended June 30, 1999, substantially equal to the first six months of 1998.

Single Business Tax. Single business tax for the first six months of 1999 was $0.3 million compared to a credit of $0.8 million in 1998. The credit resulted from filing amended tax returns in March 1998 for the years 1992 to 1996 due to a tax ruling which redefined the reported sales which are included in the calculation of the tax which favorably impacted the Company.

Operating Income. Operating income for the six months ended June 30, 1999 was $10.0 million compared to $12.3 million in the same period in 1998. This $2.3 million decrease was primarily due to the reduced sales combined with the lower single business tax in 1998, as described above. Operating income in North America dropped $1.0 million, or 9.0%, while the international segment's operating income declined by $1.3 million.

Interest and Other Financing Expenses. Interest expense decreased $0.1 million to $8.0 million in the first six months of 1999 from $8.1 million in 1998 due to the improved interest rate resulting from the refinancing of the Company's previous subordinated debt on March 24, 1998.

Other Expense. Other expense of $1.3 million for the six months ended June 30, 1999 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.4 million in the six months ended June 30, 1998.

Extraordinary Item. The extraordinary item in the six months ended June 30, 1998 resulted from the write off of unamortized debt financing costs relating to the refinancing of the Company's debt of $1.6 million, net of taxes, write off of previous unamortized discount on its previous subordinated debt arrangement of $2.1 million, net of taxes, and a prepayment penalty of $1.2 million, net of taxes. The amount is reported net of $2.5 million tax benefit.

Net Earnings (Loss). Due to the factors discussed above, net earnings increased $2.5 million, to $0.1 million during the six months ended June 30, 1999 from a loss of $2.5 million in the first six months of 1998.


Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Cash provided by operating activities was $2.2 million for the six months ended June 30, 1999 compared to $5.3 million for the same period in 1998. This decrease was primarily a result of the deferred interest expense on the Company's Old Subordinated Note in 1998 and the increase in accounts receivable in North America due to the timing of certain sales activities.

Cash used in investing activities of $4.3 million during the six months ended June 30, 1999 was $1.7 million more than the $2.5 million used in the first six months of 1998. This increase was principally the result of higher capital expenditures during 1999 primarily due to $825,000 expended on construction of a new 40,000 square foot manufacturing facility in Lapeer, Michigan. The Company does not have any material commitments for capital expenditures.

Net cash provided by financing activities was $1.9 million in 1999 compared to net cash used in financing activities of $2.2 million in 1998. The 1998 amount includes the net results of refinancing the Company's debt together with the payment of a $6.0 million dividend.

Working capital was $38.9 million at June 30, 1999 compared to $37.7 million at December 31, 1998. The increase was primarily attributable to a $2.0 million increase in accounts receivable and a $0.9 million increase in inventories, offset by a $1.0 million increase in accounts payable and accrued expenses and a $1.0 million increase in income and single business tax. Total assets were $113.1 million at June 30, 1999 compared to $109.2 million at December 31, 1998. This increase includes the accounts receivable and inventory mentioned above, as well as increases in property, plant and equipment related to the building of a new manufacturing facility in Lapeer, Michigan.

Total debt outstanding was $161.9 million at June 30, 1999 compared to $160.4 million at December 31, 1998. This increase was primarily a result of the increases in property, plant and equipment. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $30.8 million as of June 30, 1999.

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

The Company implemented an assessment project to address the Year 2000 Issue including information technology (IT) and non-IT systems. The Company has determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has contracts in place with external resources and has allocated internal resources to replace or reprogram and test the software for Year 2000 modifications. The Company has initiated remediation and testing, and is implementing an action plan to address the Year 2000 Issue, and estimates that the majority of testing will be completed by the end of August 1999 and that the Year 2000 project will be completed by the end of the third quarter, 1999. A number of third party audits are being performed and others are planned. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 Issue could cause production interruptions that could have a material impact on the operations of the Company. The Company is developing contingency plans and will continue to do so throughout the program.

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

The Company plans to complete the Year 2000 project by the end of the third quarter, 1999. The total cost of the Year 2000 project is estimated to be $4.2 million and is being funded through operating cash flows. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software and hardware, which will be capitalized or leased. The remaining $1.2 million represents maintenance and repair of existing systems and other project costs and will be expensed as incurred over the next year. As of June 30, 1999 the Company had expended approximately $3.8 million related to the assessment activities, the development of a remediation plan and the implementation of the remediation plan in connection with its Year 2000 project.

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

PART II           OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.


(a)    Exhibits

       Exhibit             Description
       -------             -----------
         27                Financial Data Schedule

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.




                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By:   /s/ Robert P. Robeson
   ---------------------------------
      Robert P. Robeson
      Vice President , Treasurer and
      Chief Financial Officer


Date: August 12, 1999
     -------------------------------