Form 10-Q
period 1999-09-30
NUMATICS INC
filed 1999-11-10
CIK 1007298

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended           September 30, 1999
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

                         Yes    X        No
                             -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common Stock - 21,276.2 shares as of November 10, 1999

                                     INDEX

                    NUMATICS, INCORPORATED AND SUBSIDIARIES


     Page No.                    Description
------------------------------------------------------------------------------
        1      PART I.  FINANCIAL INFORMATION

        1        Item 1  Financial Statements (Unaudited)

        4                Notes to Consolidated Financial Statements (Unaudited)

       11        Item 2  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

       15        Item 3  Quantitative and Qualitative Disclosures About Market
                           Risk

       16      PART II. OTHER INFORMATION

       16        Item 6  Exhibits and Reports on Form 8-K

       16                Signatures

       17                Exhibit 27 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Numatics, Incorporated
  Consolidated Statements of Operations

                                                               (Unaudited)                         (Unaudited)
                                                            Three Months Ended                  Nine Months Ended
                                                               September 30                       September 30
                                                      -------------------------------    -------------------------------
                                                           1999              1998            1999              1998
                                                      --------------    -------------    --------------    -------------
Net sales                                                $35,249,776      $33,891,066      $103,694,410     $107,105,282

Costs and expenses (credits):
  Costs of products sold                                  22,178,135       21,444,515        64,597,935       67,496,404
  Marketing, engineering, general and
     administrative                                        7,817,142        7,473,047        23,588,063       23,207,973
  Single business tax                                        121,190          100,282           388,250         (733,716)
                                                      --------------    -------------    --------------    -------------

Operating income                                           5,133,309        4,873,222        15,120,162       17,134,621

Other (income) expenses
  Interest and other financing expenses                    3,988,035        3,861,723        11,991,628       12,013,020
  Other                                                     (403,567)        (499,249)          936,557         (110,170)
                                                      --------------    -------------    --------------    -------------

Income before income taxes and extraordinary item          1,548,841        1,510,748         2,191,977        5,231,771

Income taxes                                                 570,989          576,936         1,153,278        1,868,446
                                                      --------------    -------------    --------------    -------------

Income before extraordinary item                             977,852          933,812         1,038,699        3,363,325

Extraordinary item, net of $2,534,000 of income
  taxes (extinguishment of debt)                                   -                -                 -       (4,918,000)
                                                      --------------    -------------    --------------    -------------

Net earnings (loss)                                      $   977,852      $   933,812      $  1,038,699     $ (1,554,675)
                                                      ==============    =============    ==============    =============

See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                September 30          December 31
                                                                    1999                 1998
                                                              ----------------     ----------------
                      ASSETS
Current assets:
  Cash and equivalents                                            $  1,207,115         $  1,121,142
  Accounts receivable                                               23,721,739           21,607,221
  Inventories                                                       34,451,747           33,064,783
  Other current assets                                               4,613,448            4,489,792
                                                              ----------------     ----------------
        Total current assets                                        63,994,049           60,282,938
Other assets:
  Goodwill, net of accumulated amortization                          6,373,425            6,479,487
  Other intangible assets, net of accumulated amortization           5,242,683            5,781,321
  Deferred income taxes                                              2,248,729            2,000,730
  Investment in affiliates                                           2,314,236            2,157,893
  Other                                                                388,969              485,398
                                                              ----------------     ----------------
                                                                    16,568,042           16,904,829
Properties:
  Land                                                               1,520,903            1,524,383
  Buildings and improvements                                        12,068,782           11,620,518
  Machinery and equipment                                           50,074,012           45,928,301
                                                              ----------------     ----------------
                                                                    63,663,697           59,073,202
  Less accumulated depreciation                                    (29,964,337)         (27,049,324)
                                                              ----------------     ----------------
                                                                    33,699,360           32,023,878
                                                              ----------------     ----------------
                                                                  $114,261,451         $109,211,645
                                                              ================     ================

    LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                          $  9,710,346         $  8,498,737
  Accrued expenses                                                   7,440,110            5,379,770
  Compensation and employee benefits                                 4,565,715            4,876,073
  Taxes, other than income and single business tax                      35,954              100,079
  Income and single business tax                                     1,212,319              246,983
  Current portion of long term debt                                  3,305,740            3,457,072
                                                              ----------------     ----------------
        Total current liabilities                                   26,270,184           22,558,714

Long term debt, less current portion                               156,225,004          156,917,908
Deferred retirement benefits                                         4,870,050            4,202,480
Deferred income taxes                                                  121,092              269,399
                                                              ----------------     ----------------
                                                                   161,216,146          161,389,787
Minority interest in subsidiaries (redeemable upon the
        happening of certain events outside the control of
        the Company: $1,116,154 in 1999 and $1,285,640
        in 1998)                                                       696,329              554,822

Common stock $.01 par value, 250,000 shares
        authorized; 21,276 shares outstanding and related
        additional paid in capital                                   4,602,151            4,602,151
Accumulated deficiency                                             (78,065,283)         (79,098,886)
Equity adjustment from foreign currency translation                   (458,076)            (794,943)
                                                              ----------------     ----------------
                                                                   (73,921,208)         (75,291,678)
                                                              ----------------     ----------------
                                                                  $114,261,451         $109,211,645
                                                              ================     ================

See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                      (Unaudited)
                                                                    Nine Months Ended
                                                                      September 30
                                                            ---------------------------------

                                                                 1999               1998
                                                            --------------     --------------
Operating activities
Net income (loss)                                              $ 1,038,696      $  (1,554,675)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation                                                3,337,413          3,289,898
     Amortization                                                  923,688            935,305
     Extraordinary item (extinguishment of debt)                         -          4,918,000
     Deferred interest expense                                           -          2,059,894
     Minority interest expense                                     141,507            173,289
     Deferred taxes                                               (408,459)           102,422
     Deferred retirement benefits                                  667,569            562,530
     Unrealized foreign currency losses (gains)                    698,765           (406,300)
     Changes in operating assets and liabilities:
         Trade receivables                                      (2,019,801)          (795,523)
         Inventories                                            (1,577,010)        (4,294,829)
         Other current assets                                     (399,133)          (698,446)
         Accounts payable and accrued expenses                   3,169,562          3,521,240
         Compensation and employee benefits                       (289,496)           917,546
         Income and single business taxes                        1,131,685            (43,771)
                                                            --------------     --------------
Net cash provided by operating activities                        6,414,986          8,686,580

Investing activities
Capital expenditures                                            (5,224,026)        (4,171,294)
Other investments                                                 (408,486)                 -
                                                            --------------     --------------
Net cash used in investing activities                           (5,632,512)        (4,171,294)

Financing activities
Proceeds from long-term borrowing                                        -        115,000,000
Debt repayments                                                   (688,347)      (103,763,466)
Debt issuance costs                                                 63,235         (5,087,146)
Dividends                                                                -         (6,000,001)
Extraordinary item (extinguishment of debt)                              -         (4,194,345)
Issuance of stock                                                        -                 13
                                                            --------------     --------------
Net cash used in financing activities                             (625,112)        (4,044,945)
Effect of exchange rate changes on cash                           (136,329)          (139,497)
                                                            --------------     --------------
Net increase in cash and cash equivalents                           21,033            330,844
Cash and cash equivalents at beginning of period                 1,186,082            701,072
                                                            --------------     --------------
Cash and cash equivalents at end of period                     $ 1,207,115      $   1,031,916
                                                            ==============     ==============

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month and nine-month periods ended September 30, 1999 and 1998 are as follows:

                                  Three Months Ended                  Nine Months Ended
                                     September 30                       September 30
                            -------------------------------    --------------------------------
                                 1999             1998              1999             1998
                            --------------   --------------    --------------   ---------------
Net earnings (loss)               $977,852        $ 933,812        $1,038,699       $(1,554,675)
Foreign currency
 translation adjustments           (47,639)        (298,537)          336,867          (532,412)
                            --------------   --------------    --------------   ---------------
                                  $930,213        $ 635,275        $1,375,566       $(2,087,087)

The components of accumulated comprehensive income at September 30, 1999 and December 31, 1998 are as follows:


                                              9/30/1999        12/31/1998
                                           --------------   --------------
          Foreign currency translation
           adjustments                     $ (458,076)       $  (794,943)
                                           ==========       ============

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999


3.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:


                            Three Months Ended                Nine Months Ended
                               September 30                     September 30
                      -----------------------------    -----------------------------
                           1999           1998             1999            1998
                      -------------   -------------    -------------   -------------
Net Sales
      North America     $30,350,822     $27,338,482     $ 87,798,087    $ 86,562,910
      International       4,898,954       6,552,584       15,896,323      20,542,372
                      -------------   -------------    -------------   -------------
                        $35,249,776     $33,891,066     $103,694,410    $107,105,282
                            Three Months Ended                Nine Months Ended
                               September 30                     September 30
                      -----------------------------    -----------------------------
                           1999           1998             1999            1998
                      -------------   -------------    -------------   -------------
Operating Income
      North America      $5,280,010      $4,583,137      $15,427,084     $15,731,396
      International        (146,701)        290,085         (306,922)      1,403,225
                      -------------   -------------    -------------   -------------
                         $5,133,309      $4,873,222      $15,120,162     $17,134,621

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of September 30, 1999 and December 31, 1998, consolidating condensed statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and consolidated condensed statements of cash flows for the nine months ended September 30, 1999 and 1998.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999

4.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                 BALANCE SHEET
                              September 30, 1999

                                                                                 Non-
                                                                Guarantor     Guarantor
                                                   Parent      Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             ---------------------------------------------------------------------------
Trade receivables                               $ 12,984,937     $2,693,089   $ 8,043,713   $          -    $ 23,721,739
Inventories                                       18,238,635      4,976,345    12,538,767     (1,302,000)     34,451,747
Other                                              3,842,803        421,995     1,555,765              -       5,820,563
                                             ---------------------------------------------------------------------------
Total current assets                              35,066,375      8,091,429    22,138,245     (1,302,000)     63,994,049
Goodwill, net of accumulated amortization          1,451,844              -     3,277,256      1,644,325       6,373,425
Other                                             18,596,309         40,172       201,517     (8,643,381)     10,194,617
Intercompany amounts                              22,824,559        428,518     4,257,318    (27,510,395)              -
Property, plant and equipment, net of
 accumulated depreciation                         27,747,548        998,873     4,952,939              -      33,699,360
                                             ---------------------------------------------------------------------------
                                                $105,686,635     $9,558,992   $34,827,275   $(35,811,451)   $114,261,451
                                             ===========================================================================

Accounts payable and accrued expenses           $ 12,649,783     $1,272,859   $ 3,227,814              -    $ 17,150,456
Compensation and employee benefits                 3,443,470        155,705       966,540              -       4,565,715
Current portion of long-term debt                  2,915,338              -       390,402              -       3,305,740
Other                                                625,750        238,384       384,139              -       1,248,273
                                             ---------------------------------------------------------------------------
Total current liabilities                         19,634,341      1,666,948     4,968,895              -      26,270,184
Long-term debt less current portion              155,478,257        338,006     7,399,883              -     161,216,146
Other                                                      -              -             -        696,329         696,329
Intercompany amounts                               6,734,018      4,528,217    16,248,160    (27,510,395)              -
Accumulated deficiency                           (74,159,981)     3,025,821     6,210,337     (8,997,385)    (73,921,208)
                                             ---------------------------------------------------------------------------
                                                $105,686,635     $9,558,992   $34,827,275   $(35,811,451)   $114,261,451
                                             ===========================================================================

                               December 31, 1998

                                                                                 Non-
                                                                Guarantor     Guarantor
                                                   Parent      Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             ---------------------------------------------------------------------------
Trade receivables                               $ 11,050,466     $2,531,514   $ 8,025,241   $          -    $ 21,607,221
Inventories                                       17,459,136      4,255,940    12,422,707     (1,073,000)     33,064,783
Other                                              3,848,223        266,581     1,496,130              -       5,610,934
                                             ---------------------------------------------------------------------------
Total current assets                              32,357,825      7,054,035    21,944,078     (1,073,000)     60,282,938
Goodwill, net of accumulated amortization          1,519,533              -     3,594,597      1,365,357       6,479,487
Other                                             18,286,954         41,707       154,660     (8,057,979)     10,425,342
Intercompany amounts                              24,534,213        324,447     4,648,545    (29,509,205)              -
Property, plant and equipment, net of
 accumulated depreciation                         26,239,969        827,492     4,956,417              -      32,023,878
                                             ---------------------------------------------------------------------------
                                                $102,938,494     $8,249,681   $35,298,297   $(37,274,827)   $109,211,645
                                             ===========================================================================

Accounts payable and accrued expenses           $  8,915,518     $1,431,386   $ 3,531,603              -    $ 13,878,507
Compensation and employee benefits                 3,897,935        111,927       866,211              -       4,876,073
Current portion of long-term debt                  2,955,049              -       502,023              -       3,457,072
Other                                                219,893         39,344        87,825              -         347,062
                                             ---------------------------------------------------------------------------
Total current liabilities                         15,988,395      1,582,657     4,987,662              -      22,558,714
Long-term debt less current portion              149,328,788              -     7,589,120              -     156,917,908
Other                                              4,202,480              -       269,399        554,822       5,026,701
Intercompany amounts                               8,353,841      4,398,682    16,756,682    (29,509,205)              -
Accumulated deficiency                           (74,935,010)     2,268,342     5,695,434     (8,320,444)    (75,291,678)
                                             ---------------------------------------------------------------------------
                                                $102,938,494     $8,249,681   $35,298,297   $(37,274,827)   $109,211,645
                                             ===========================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999


4.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF OPERATIONS
                     Three Months Ended September 30, 1999

                                                                               Non-
                                                              Guarantor     Guarantor
                                                  Parent     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                             -----------------------------------------------------------------------
Net sales                                       $25,588,272    $4,928,220   $11,751,284   $(7,018,000)   $35,249,776
Costs and expenses                               21,271,950     4,385,115    11,369,730    (6,910,328)    30,116,467
                                             -----------------------------------------------------------------------
Operating income                                  4,316,322       543,105       381,554      (107,672)     5,133,309
Interest and other                                3,852,929       226,479        14,679        61,370      4,155,457
                                             -----------------------------------------------------------------------
Net income (loss)                               $   463,393    $  316,626   $   366,875   $  (169,042)   $   977,852
                                             =======================================================================


                     Three Months Ended September 30, 1998

                                                                               Non-
                                                              Guarantor     Guarantor
                                                  Parent     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                             -----------------------------------------------------------------------
Net sales                                       $23,393,427    $4,390,437   $12,369,202   $(6,262,000)   $33,891,066
Costs and expenses                               19,416,638     4,018,451    11,707,083    (6,124,328)    29,017,844
                                             -----------------------------------------------------------------------
Operating income                                  3,976,789       371,986       662,119      (137,672)     4,873,222
Interest and other                                3,620,417       128,528       140,419        50,046      3,939,410
                                             -----------------------------------------------------------------------
Net income (loss)                               $   356,372    $  243,458   $   521,700   $  (187,718)   $   933,812
                                             =======================================================================


                     Nine Months Ended September 30, 1999

                                                                               Non-
                                                              Guarantor     Guarantor
                                                  Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                             -------------------------------------------------------------------------
Net sales                                       $74,011,537   $14,034,862   $35,825,011   $(20,177,000)   $103,694,410
Costs and expenses                               61,225,436    12,806,590    34,344,206    (19,801,984)     88,574,248
                                             -------------------------------------------------------------------------
Operating income                                 12,786,101     1,228,272     1,480,805       (375,016)     15,120,162
Interest and other                               12,122,247       483,053     1,334,656        141,507      14,081,463
                                             -------------------------------------------------------------------------
Net income (loss)                               $   663,854   $   745,219   $   146,149   $   (516,523)   $  1,038,699
                                             =========================================================================


                     Nine Months Ended September 30, 1998

                                                                                Non-
                                                               Guarantor     Guarantor
                                                  Parent      Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------------------------------------------------------------------------
Net sales                                       $74,193,264    $13,115,800   $39,132,218   $(19,336,000)   $107,105,282
Costs and expenses                               61,032,624     11,737,920    36,309,101    (19,108,984)     89,970,661
                                             --------------------------------------------------------------------------
Operating income                                 13,160,640      1,377,880     2,823,117       (227,016)     17,134,621
Interest and other                               16,897,997        471,857     1,146,153        173,289      18,689,296
                                             --------------------------------------------------------------------------
Net income (loss)                               $(3,737,357)   $   906,023   $ 1,676,964   $   (400,305)   $ (1,554,675)
                                             ==========================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999


4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF CASH FLOWS
                     Nine Months ended September 30, 1999

                                                                                Non-
                                                               Guarantor      Guarantor
                                                  Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             -------------------------------------------------------------------------
Net cash provided by operating activities      $ 5,790,127      $ 343,301      $ 281,558   $          -    $ 6,414,986

Cash flows from investing activities:
 Capital expenditures                           (4,219,069)      (324,784)      (680,173)             -     (5,224,026)
 Other investments                                (490,984)        73,416          9,082              -       (408,486)
                                             -------------------------------------------------------------------------
Net cash used in investing activities           (4,710,053)      (251,368)      (671,091)             -     (5,632,512)

Cash flows from financing activities:
 Proceeds from borrowing                                 -              -              -              -              -
 Debt repayments                                  (760,290)             -         71,943              -       (688,347)
 Debt issuance costs                                     -              -         63,235              -         63,235
 Dividends                                               -              -              -              -              -
 Extraordinary item (extinguishment of debt)             -              -              -              -              -
 Issuance of stock                                       -              -              -              -              -
 Other                                                   -              -        (19,134)      (117,195)      (136,329)
                                             -------------------------------------------------------------------------
Net cash provided (used) in financing
 activities                                       (760,290)             -        116,044       (117,195)      (761,441)

Intercompany accounts                             (274,056)        27,465        129,396        117,195              -
                                             -------------------------------------------------------------------------
Net increase (decrease) in cash                     45,728        119,398       (144,093)             -         21,033
Cash and cash equivalents at beginning of    -------------------------------------------------------------------------
 year                                              111,493        133,587        941,002              -      1,186,082
                                             -------------------------------------------------------------------------
Cash and cash equivalents at end of period     $   157,221      $ 252,985      $ 796,909   $          -    $ 1,207,115
                                             =========================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1999

4.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                 Nine Months ended September 30, 1998

                                                                                  Non-
                                                                 Guarantor      Guarantor
                                                   Parent      Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                             ----------------------------------------------------------------------------
Net cash used in operating activities          $   9,282,874    $(1,025,578)     $ 429,284   $          -   $   8,686,580

Cash flows from investing activities:
 Capital expenditures                             (3,485,119)      (248,064)      (438,111)             -      (4,171,294)
 Other investments                                         -              -              -              -               -
                                             ----------------------------------------------------------------------------
Net cash used in investing activities             (3,485,119)      (248,064)      (438,111)             -      (4,171,294)

Cash flows from financing activities:
 Proceeds from borrowing                         115,000,000              -              -              -     115,000,000
 Debt repayments                                (103,865,137)             -        101,671              -    (103,763,466)
 Debt issuance costs                              (5,057,711)             -        (29,435)             -      (5,087,146)
 Dividends                                        (6,000,001)             -              -              -      (6,000,001)
 Extraordinary item (extinguishment of debt)      (4,194,345)             -              -              -      (4,194,345)
 Issuance of stock                                        13              -              -              -              13
 Other                                                     -              -         22,182       (161,679)       (139,497)
                                             ----------------------------------------------------------------------------
Net cash provided (used) in financing             (4,117,181)             -         94,418                     (4,184,442)
 activities                                                                                      (161,679)

Intercompany accounts                             (1,728,433)     1,384,466        182,288        161,679               -
                                             ----------------------------------------------------------------------------
Net increase (decrease) in cash                      (47,859)       110,824        267,879              -         330,844
                                             ----------------------------------------------------------------------------
Cash and cash equivalents at beginning of
 year                                                169,311        102,480        429,281              -         701,072
                                             ----------------------------------------------------------------------------
Cash and cash equivalents at end of year       $     121,452    $   213,304      $ 697,160   $          -   $   1,031,916
                                             ============================================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

Net Sales. Net sales of $35.2 million for the three months ended September 30, 1999 were 4.0% higher than the $33.9 million in the same period of 1998 principally due to a rebound in the pneumatic market, which had been suffering a decline beginning in the second quarter of 1998, as well as new product introductions. Net sales of traditional valve products increased 1.3% or $0.3 million while net sales of cylinder products increased 15.2% or $0.6 million and other sales increased 4.7% or $0.5 million. North American sales increased 11.0% or $3.0 million and international sales decreased 25.2% or $1.7 million.

Gross Profit. Gross profit was $13.1 million, or 37.1% of net sales, for the three months ended September 30, 1999 compared with $12.4 million, or 36.7% of net sales, in the same period of 1998. The current period's improved gross margins are principally due to cost savings implemented in prior periods as well as the increased sales levels for the quarter.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $7.8 million for the three months ended September 30, 1999, $0.3 million higher than the same period in 1998.

Single Business Tax. Single business tax for the third quarter of 1999 was $0.1 million, substantially equal to the same period in 1998.

Operating Income. Operating income for the three months ended September 30, 1999 was $5.1 million compared to $4.9 million in the same period in 1998. This $0.2 million increase was primarily due to the increased sales levels in the third quarter, 1999. Operating income in North America increased $0.7 million, or 15.2%, while the international segment's operating income declined by $0.4 million.

Interest and Other Financing Expenses. Interest expense increased $0.1 million to $4.0 million in the third quarter of 1999 from $3.9 million in 1998 due to higher interest rates on the Company's variable rate debt.

Other (Income) or Expense. Other income of $0.4 million for the three months ended September 30, 1999 was attributable to unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies, compared to a gain of $0.5 million in the three months ended September 30, 1998.

Net Earnings. Due to the factors discussed above, net earnings increased $0.1 million, to $1.0 million during the three months ended September 30, 1999 from $0.9 million in the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

Net Sales. Net sales of $103.7 million for the nine months ended September 30, 1999 were 3.2% less than the $107.1 million in the same period of 1998 principally due to a general decline in the pneumatic market, which started during the second quarter of 1998. Net sales of traditional valve products declined 5.0% or $3.1 million while net sales of other products decreased 2.8% or $0.9 million and cylinder sales increased 4.1% or $0.6 million. North American sales increased 1.4% or $1.2 million and international sales decreased 22.6% or $4.6 million.

Gross Profit. Gross profit was $39.1 million, or 37.7% of net sales, for the nine months ended September 30, 1999 compared with $39.6 million, or 37.0% of net sales, in the same period of 1998. Cost savings implemented in response to the reduced sales levels contributed to the current period's improved gross margins.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $23.6 million for the nine months ended September 30, 1999, $0.4 million higher than the first nine months of 1998.

Single Business Tax. Single business tax for the first nine months of 1999 was $0.4 million compared to a credit of $0.7 million in 1998. The credit resulted from filing amended tax returns in March 1998 for the years 1992 to 1996 due to a tax ruling which redefined the reported sales which are included in the calculation of the tax which favorably impacted the Company.

Operating Income. Operating income for the nine months ended September 30, 1999 was $15.1 million compared to $17.1 million in the same period in 1998. This $2.0 million decrease was primarily due to the reduced sales combined with the lower single business tax in 1998, as described above. Operating income in North America dropped $0.3 million, or 1.9%, while the international segment's operating income declined by $1.7 million.

Interest and Other Financing Expenses. Interest expense for the nine-month period in 1999 was equal to the $12.0 million for the same period in 1998.

Other (Income) Expense. Other expense of $0.9 million for the nine months ended September 30, 1999 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to a gain of $0.1 million in the nine months ended September 30, 1998.

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

Net Earnings (Loss). Due to the factors discussed above, net earnings increased $2.6 million, to $1.0 million during the nine months ended September 30, 1999 from a loss of $1.6 million in the first nine months of 1998.

Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Cash provided by operating activities was $6.4 million for the nine months ended September 30, 1999 compared to $8.7 million for the same period in 1998. This decrease was primarily a result of the deferred interest expense on the Company's previous subordinated debt in 1998, an increase in accounts receivable in North America due to the timing of certain sales activities and changes in accrued compensation and benefits, partially offset by greater inventory growth in 1998.

Cash used in investing activities of $5.6 million during the nine months ended September 30, 1999 was $1.4 million more than the $4.2 million used in the first nine months of 1998. This increase was principally the result of higher capital expenditures during 1999 primarily due to $825,000 expended on construction of a new 40,000 square foot manufacturing facility in Lapeer, Michigan. The Company does not have any material commitments for capital expenditures.

Net cash used in financing activities was $0.6 million in 1999 compared to $4.0 million in 1998. The 1998 amount includes the net results of refinancing the Company's debt together with the payment of a $6.0 million dividend.

Working capital was $37.7 million at September 30, 1999, substantially equal to December 31, 1998. Total assets were $114.3 million at September 30, 1999 compared to $109.2 million at December 31, 1998. This increase of $5.1 million includes $2.1 million in accounts receivable, $1.3 million in inventories, and $1.7 million in properties.

Total debt outstanding was $159.5 million at September 30, 1999 compared to $160.4 million at

December 31, 1998. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $30.8 million as of September 30, 1999.

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

The Company implemented an assessment project to address the Year 2000 Issue including information technology (IT) and non-IT systems. The Company determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company has contracts in place with external resources and has allocated internal resources to replace or reprogram and test the software for Year 2000 modifications.

The Company's Year 2000 project includes modification of existing software, replacement of software with programs that are Year 2000 compliant and implementation of a new enterprise system. To date, the Company has modified and tested its legacy systems using the windowing methodology to ensure continued utilization beyond December 31, 1999. All identifiable ancillary internal systems have been upgraded or replaced, as necessary. The Company presently believes that the modifications to existing software have mitigated any effects of the Year 2000 Issue. However, if such modifications and conversions have not been made properly, the Year 2000 Issue could cause production interruptions that could have a material impact on the operations of the Company. The Company has developed contingency plans for that possibility and others and will continue to plan for other contingencies that come to its attention throughout the program.

The implementation of the new enterprise system, originally planned to be completed in the third quarter of 1999, has been delayed until the first quarter of 2000 to allow for enhancements considered important to the business function. The implementation of this system, although beneficial to the Company's long-term growth plans, is not required to alleviate the Year 2000 Issue.

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

The total cost of the Year 2000 project, including implementation of the new enterprise system, is estimated to be $4.3 million and is being funded through operating cash flows. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software and hardware, which will be capitalized or leased. The remaining $1.3 million represents maintenance and repair of existing systems and other project costs and will be expensed as incurred. As of September 30, 1999 the Company has expended approximately $4.0 million related to the assessment activities, the development of a remediation plan, the implementation of the remediation plan and the implementation of the new enterprise system in connection with its Year 2000 project.

The costs of the project and the date on which the Company plans to complete the implementation of the new enterprise system are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K, including information on Interest Rate Risk and Foreign Currency Risk, from the end of the preceding fiscal year to September 30, 1999.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.


(a)  Exhibits

     Exhibit                     Description
     -------                     -----------

        27                       Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED


By:  /s/ Robert P. Robeson
    -----------------------------------
     Robert P. Robeson
     Vice President , Treasurer and
     Chief Financial Officer


Date:  November 10, 1999
      ---------------------------------