Form 10-K
period 1999-12-31
NUMATICS INC
filed 2000-03-28
CIK 1007298

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

   [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [_] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
          _______________

                       Commission file number:  333-51355

                            NUMATICS, INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)

                 Michigan                                               38-2955710
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer Identification Number)
              Organization)

               1450 North Milford Road, Milford, Michigan 48357
             (Address of Principal Executive Offices) (Zip Code)

                                (248) 887-4111
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x]    NO [_]

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

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date: Common Stock 21,276.6 shares as of March 27, 2000

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                 CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K report, including the information provided under item 1 and under item 7, contains forward-looking statements, which can be identified by the use of the future tense or other forward-looking terms such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue," "should," "strategy," or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate net sales, income, or cash flow to service indebtedness are forward-looking statements. Investors are cautioned that reliance on any of those forward-looking statements involves risks and uncertainties and that, although Numatics' management believes that the assumptions on which those forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those assumptions. The uncertainties in this regard include, but are not limited to, those identified in "Risk Factors" under item 1. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by Numatics that its plans and objectives will be achieved. All forward-looking statements are expressly qualified by the cautionary statements contained in this paragraph and in "Risk Factors" below. Numatics undertakes no duty to update any forward-looking statements.
                                       1

                                     PART I

ITEM 1.  BUSINESS

     Numatics, Incorporated ("Numatics" and, together with its subsidiaries, the "Company") is a global manufacturer and marketer, both directly and through its subsidiaries, of pneumatic valves, actuators, and related specialty products. The Company's principal market is the United States, in which it is the largest manufacturer in its core product: directional control, base mounted, 4-way pneumatic valves. The Company also conducts operations in several foreign countries, including Canada, Germany, England, Italy, France, the Netherlands, Hungary, Taiwan, Costa Rica and Mexico.

Numatics was incorporated in 1990 to purchase the assets of its predecessor corporation. Its common stock is privately held, principally by management.

In 1998, in an exchange offer registered under the Securities Act of 1933, Numatics issued $115.0 million of Series B 9 5/8% senior subordinated notes (the "Series B Notes") in exchange for a substantially identical series of senior subordinated notes it had issued in a private placement earlier that year. The Series B Notes are guaranteed by all of Numatics' domestic subsidiaries. Some additional information concerning the Series B Notes and the indenture under which they were issued is provided below under "Risk Factors --Leverage," "-- Subordination," and "--Possible Inability to Repurchase Series B Notes Upon a Change in Control," and in Note 2 to the Company's 1999 consolidated audited financial statements. More extensive information concerning the Series B Notes is contained in the Form S-4 registration statement (SEC File No. 333-51355) under which the Series B Notes were registered for purposes of the exchange offer, which can be found at the SEC's web site (www.sec.gov).

1999 Acquisitions
-----------------

     During 1999, Numatics acquired the 20% equity interest in its subsidiary, Micro-Filtration, Inc., which it did not hold previously, making Micro-Filtration, Inc. a wholly owned subsidiary. Also during 1999, Numatics acquired 100% of the stock of Empire Air Systems, Inc.

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

     Leverage. The Company is highly leveraged. On December 31, 1999, the Company had total indebtedness of approximately $162.4 million and an accumulated deficiency of approximately $73.9 million. As of that date, the aggregate debt of the Company to which the Series B Notes are subordinated ("Senior Debt"), which includes borrowings under its bank term loan and revolving credit facility (the "Credit Facility"), was approximately $43.9 million, and approximately $20.8 million would have been available for additional borrowing under the Credit Facility, subject to borrowing base limitations. All outstanding Senior Debt was owed by Numatics and its German and Canadian subsidiaries and none by its domestic subsidiaries that have guaranteed the Series B Notes (the "Guarantors"), except that the Guarantors have guaranteed Numatics' borrowings under the Credit Facility. The indenture governing the Series B Notes permits the incurrence of additional indebtedness, including Senior Debt, by Numatics and its subsidiaries in the future, subject to certain limitations.

     The Company's current annual debt service requirement is approximately $18.3 million. The Company's ability to make scheduled payments of principal of or interest on, or to refinance, its indebtedness (including the Series B Notes) will depend on its future performance, which to some extent is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. Based upon the Company's current level of operations and future business which has been awarded, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's future liquidity needs until the scheduled expiration of the Credit Facility, at which time the Company would expect to replace the Credit Facility. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth opportunities and operating improvements will be realized, or that future borrowings will be available under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Series B Notes, or to fund its other liquidity needs. The Credit Facility, the term loans under it, and a $2.5 million industrial revenue bond for which the Company is responsible under the facility mature prior to the maturity of the Series B Notes, and there can be no assurance that the Company will be able to replace the Credit Facility, or refinance any other indebtedness, on commercially reasonable terms or at all.

     The degree to which the Company is leveraged could have important consequences to investors, including, but not limited to, making it more difficult for the Company to satisfy its obligations with respect to the Series B Notes, increasing the Company's vulnerability to general adverse economic and industry conditions, limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to fund acquisitions, requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industries it serves, and placing the Company at a competitive disadvantage compared to less leveraged competitors. In addition, the indenture governing the Series B Notes and the Credit Facility contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

     Subordination. The Series B Notes are subordinated in right of payment to all of Numatics' current and future Senior Debt (as defined in the indenture governing the Series B Notes), and the guarantees of the Series B Notes by the Guarantors (the "Subsidiary Guarantees") are subordinated in right of payment to all current and future Senior Debt of the Guarantors. As defined in the governing indenture, the term Senior Debt includes the Credit Facility and the Guarantors' guarantees of that facility. The Credit Facility is secured by substantially all of the assets of Numatics and its domestic subsidiaries as well as all of the outstanding voting stock of Numatics' domestic subsidiaries, and by 66% of the capital stock of the Numatics' foreign subsidiaries. Due to these subordination provisions, upon any distribution to creditors of Numatics or any Guarantor in a liquidation or dissolution of Numatics or the Guarantor or in a bankruptcy, reorganization, insolvency, receivership, or similar proceeding relating to Numatics, a Guarantor, or the property of Numatics or a Guarantor, the holders of Senior Debt of Numatics or the Guarantor, respectively, will be entitled to be paid in full before any payment may be made with respect to the Series B Notes or the related Subsidiary Guarantee. In addition, under the governing indenture, payments with respect to the Series B Notes and the Subsidiary Guarantees will be blocked in the event of a payment default on Designated Senior Debt (defined in the indenture to include the Credit Facility and the related guarantees of that facility) and may be blocked for up to 179 days each year in the event of certain non-payment defaults on Designated Senior Debt.

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

     The Company derives a significant portion of its revenue from Numatics' foreign subsidiaries, which have not guaranteed the Series B Notes. Holders of indebtedness of, and trade creditors of, those foreign subsidiaries generally would be entitled to payment of their claims from the assets of the affected subsidiaries before any of those assets are made available for distribution to Numatics. The indenture governing the Series B Notes permits the incurrence of substantial additional indebtedness by Numatics' foreign subsidiaries and permits investments by Numatics or other subsidiaries in those subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of a subsidiary that has not guaranteed the Series B Notes, holders of any of that subsidiary's indebtedness will have a claim to the assets of the subsidiary that is prior to Numatics' interest in those assets. As of December 31, 1999, the total liabilities of subsidiaries that have not guaranteed the Series B Notes was $12.1 million.

     Dependence upon John Welker. The Company's continued success will be substantially dependent upon the efforts of John Welker. Mr. Welker has been Numatics' Chairman, President, and Chief Executive Officer since 1990. He also owns over 74% and controls the vote of 94% of Numatics' outstanding common stock, which means he is in a position to elect its Board of Directors and to control its management, policies, and operations. When he acts in his capacity as a Numatics shareholder, Mr. Welker does not owe fiduciary duties to holders of Series B Notes or other Numatics' investors.

     The Company could be adversely affected if Mr. Welker were to become unwilling or unable to continue as head of Numatics' management team. It is an event of default under the Credit Facility if Mr. Welker ceases to be the President and Chief Executive Officer of Numatics or ceases to have the ability to elect a majority of its directors and if he is not replaced by a person satisfactory to the Credit Facility lenders. The Company maintains $22.5 million of key-man life insurance on Mr. Welker's life, but that amount would not be sufficient to retire all existing indebtedness under the New Credit Facility should it become necessary to do so.

     Possible Inability to Repurchase Series B Notes upon a Change in Control. The indenture governing the Series B Notes requires Numatics to offer to repurchase all outstanding Series B Notes at 101% of their principal amount plus accrued and unpaid interest to the date of repurchase if a Change in Control (as defined in the indenture) should occur. However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Series B Notes tendered or that restrictions in the Credit Facility will allow Numatics to make the required repurchases.

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

     Applications for pneumatic fluid power are numerous and diverse. Some of the largest industries that use pneumatic fluid power systems include packaging, automotive, machine tool, material handling, food and beverage, textile, printing, electronics/semiconductor, robotics, paper, and medical equipment. Pneumatic components primarily are used in automated manufacturing applications, but also can serve other functions, as do certain of the Company's specialty valves used in oxygen concentrators sold by medical equipment manufacturers.

Products
--------

     The Company offers a complete line of pneumatic components, which can be described in three groups: valves, actuators, and specialty products. The Company's core product historically has been pneumatic valves. Over recent years, the Company has expanded into additional product lines. While the Company's net sales in core valve products have remained strong over the past five years, its overall dependence on valves has decreased through its product diversification strategy. The table that follows illustrates this diversification trend since 1994.


                                     1994             1999
                                   ----------------------------------
     Net Sales                       $104.6 million   $140.1 million

     Valves                               75.4%            56.0%
     Actuators                             8.2%            14.2%
     Specialty Products                   16.4%            29.8%
                                   -----------------------------------
     Total                               100.0%           100.0%

     Valves. The Company is widely regarded as a leading manufacturer of high quality pneumatic valves used in fluid power applications. In a pneumatic system, the valve controls the flow of compressed air to an actuator (cylinder). The valve is the most important and complex component in any pneumatic system.

     The Company's success is largely derived from its proprietary "lapped spool and sleeve" technology developed by the Company's founder in the 1950s. The original design is used in the Company's valves today, although, the manufacturing process has been improved continuously. The inner (spool) and outer (sleeve) components are a matched set, with the sleeve remaining stationary and the spool moving inside it to produce the switching of air flow. The sealing of the spool and sleeve is accomplished by the minute clearance between the two parts, measured in millionths of an inch, rather than by using soft rubber seals as in other designs. This minute clearance provides an air bearing, which avoids any metal-to-metal contact and allows frictionless movements, virtually eliminating heat and wear. This results in extremely long product life.

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

     The Company's valve sales were $90.0 million, $83.0 million, and $78.4 million in 1997, 1998, and 1999, respectively.

     Actuators. In a pneumatic system, the actuator (or cylinder) serves as an "arm" for an automated task, allowing an object to be moved.

     The Company's actuator line includes: standard tie-rod cylinders, made to National Fluid Power Association specifications, it's "M" series actuator, a non-repairable miniature cylinder, a rodless cylinder based on technology it acquired in connection with its purchase of 12% of the stock of Univer, a large manufacturer of pneumatic products in Italy, rotary actuators, and a variety of small actuators.

     The Company's actuator sales were $16.3 million, $17.8 million, and $20.0 million in 1997, 1998, and 1999, respectively.

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

     The Company's other specialty products are manufactured through Numatics' domestic subsidiaries, Ultra Air Products, Inc., Microsmith, Inc., Numatech, Inc., Numation, Inc., and Micro-Filtration, Inc.

     Ultra Air Products manufacturers air dryers used to remove water from compressed air systems. It distributes its products primarily through industrial compressor distributors, rather than through the Company's valve distribution network.

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

     The Company's specialty products sales were $40.7 million, $38.6 million, and $41.8 million in 1997, 1998, and 1999, respectively.

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

     . "Nu-Plex," the first fully integrated serial control system for fluid power applications

     . Aluminum cast valve bodies, which reduces the weight and cost of valves that had previously been made of bronze, cast iron, and brass

     . "Numasizing," the first precise method of determining component size so as to accurately match desired performance with a valve configuration that uses the smallest amount of energy to get the job done

     The Numasizing process is based on a computerized database containing empirical data from more than 250,000 test firings of pneumatic cylinders under different conditions. Numasizing is used at all of the Company's locations throughout the world. The Company conducts seminars on Numasizing for its customers and offers its distributors a proprietary program to enable them to use Numasizing in helping to design efficient systems for their customers.

Customers, Marketing, and Distribution
--------------------------------------

     The Company's customers consist of end users, machinery manufacturers (which incorporate the Company's products in their machines), and distributors. As is common practice in the U.S. market, end users and machinery manufacturers generally purchase the Company's products through its network of distributors. Alternatively, in international markets, customers typically purchase directly from the Company. In some cases, the end user will specify the Company's products, regardless of distribution channel. The products sold by the Company are utilized in a diverse group of industries, and no one customer accounted for more than 3.2 % of total net sales in 1999.

     Approximately 60.0% of the Company's net sales in 1999 were from sales to distributors. The Company believes it maintains excellent relationships with its distributor network, which consists of over 100 distributors, including over 70 in North America, 14 in Europe, 14 in Asia and 6 in South America.

     The Company's North American distributors are pneumatics specialists who sell only pneumatic components and do not sell hydraulic components. In most cases, the Company's products represent these distributors' principal source of income.

Additionally, the only pneumatic valves these distributors carry are Numatics' valves. The Company maintains an interactive relationship with its distributors, conducting periodic meetings in several cities and intensive training programs while encouraging feedback. The Company employs seven regional managers in North America to train and assist its distributors. The Company's distributors purchase products from the Company and maintain their own inventories.

     The Company has a direct sales force of 146 employees, who sell to over 9,000 direct customers worldwide, of which a significant portion are outside the United States. The Company also has maintained direct selling efforts with certain large end users and machinery manufacturers in North America.

Manufacturing
-------------

     The Company has six domestic manufacturing facilities, including four in Michigan and one each in Ohio and Tennessee. The Company also has manufacturing plants in Ontario, Canada and Germany. The Company's core valve products primarily are manufactured in its Highland, Michigan facility, which also is the Company's headquarters. The final machining and matching of the Company's proprietary "lapped spool and sleeve" valve components are carried out in a specially designed, temperature and humidity controlled area. This process is highly confidential. Visitors and employees who do not require access are not permitted in the facility, nor are equipment suppliers. All equipment setup for such operations is performed by the Company's own employees.

     The Company stresses quality control in all of its manufacturing and distribution facilities, and each valve is individually tested to meet specific tolerances before it can be shipped. Currently, the facilities in Germany and Canada are ISO certified. The majority of the Company's domestic facilities were ISO certified by the end of 1998, and all its domestic facilities are scheduled to be ISO certified by mid-2001. The Company believes that achieving ISO certification at each of its manufacturing facilities is a significant factor in maintaining its competitive position.

Components and Raw Materials
----------------------------

     The principal raw materials and components used in manufacturing the Company's products are aluminum castings, stainless steel, solenoids, and screw machine parts. All of these items are readily available from multiple suppliers, and the Company also produces a substantial portion of its own requirements of solenoids and screw machine parts. The Company purchases a significant portion of its aluminum castings from Taiwanese suppliers through its subsidiary in Taiwan. The Company has never experienced significant difficulty in acquiring needed parts and raw materials, and management believes the Company is not substantially dependent on any particular supplier.

Competition
-----------

     The markets in which the Company operates are highly competitive. Competition is based primarily on quality, price, timely delivery, service, and breadth of product line. The markets in which the Company competes are highly fragmented, and many of its competitors do not currently offer the full range of products sold by the Company. However, some of the Company's competitors are significantly larger and have greater financial and other resources than the Company.

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

International sales accounted for approximately 15.2% of the Company's 1999 net sales, and international assets accounted for approximately 17.5% of its total assets as of December 31, 1999. For additional financial information regarding foreign sales and exports, see Note 6 of the notes to the Company's audited consolidated financial statements filed as exhibit 99.1 to this Form 10-K.

Employees
---------

     At December 31, 1999, the Company had 935 employees. Approximately 100 of those employees at that time were represented by the United Auto Workers under a contract expiring on March 17, 2002. The Company considers its employee relations to be good.

Environmental Matters
---------------------

     The Company's plant on North Milford Road in Highland, Michigan, is the site of a groundwater contamination problem that became known in the early 1980s. The contamination was caused by a chemical (trichloroethylene) that was used for many years to degrease parts but which has not been used at the site since the early 1970s. A soil vapor extraction system was used to clean up the soil contamination, and a pump and treat system has been installed to purge the groundwater. The soil cleanup has been completed, but completion of the groundwater remediation is expected to take approximately another eight years. Based on past expenditures and its current evaluation of site conditions, management expects to spend approximately $70,000 annually to complete the groundwater remediation. The Company has recorded a reserve for these future expenditures, which at December 31, 1999 was approximately $600,000. Management believes this reserve will be adequate to complete the remediation, although actual expenditures will depend on actual site conditions and other factors and are subject to change.

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

     In 1982, a spill of chromic acid and water occurred at the site of the Company's Owosso, Michigan facility. Soils contaminated by this spill have been remediated, and groundwater tested on a monthly basis. Test data shows no future remediation is required. The Michigan Department of Environmental Quality approved the closure report relating to this spill on September 9, 1999. This facility was sold in December, 1999.

     The sites discussed above are the only sites where the Company to date has identified any environmental contamination. However, most of the Company's facilities have been in operation for many years, and several of the facilities have undergone little or no invasive testing to determine the presence or absence of environmental contamination. Except as discussed above concerning the three identified sites, compliance by the Company with federal, state, and local laws and regulations pertaining to the discharge of material into the environment has not had any material effect upon the Company in conducting its business, and management currently does not anticipate that compliance with these laws and regulations in the future will have any material effect upon the Company in conducting its business. However, due to the nature of its current operations (and those of its predecessor), and the history of industrial uses at some of its facilities, the Company does face some risk of additional exposure to environmentally-related liabilities.

ITEM 2.  PROPERTIES

     The Company conducts its business in Company-owned facilities, totaling approximately 329,850 square feet, and leased facilities, totaling approximately 65,900 square feet, of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Company's various business units. Leases expire at various times through 2003, and the Company generally has extension options.

     The table that follows provides additional information concerning each of these facilities.

                                       SQUARE       TYPE OF
LOCATION                                FEET       INTEREST        USES
-------------------------------------------------------------------------------------------------------------
United States
N. Milford Rd., Highland, MI           76,000        Owned         Company headquarters; valve components
Franklin, TN                           68,000        Owned         Actuators
Sandusky, MI                           57,300        Owned         Valves and solenoids
Lapeer, MI                             41,600        Owned         FRLs and air dryers
Wixom, MI                              12,400        Leased        Specialty valves
E. Highland Rd., Highland, MI          12,250        Owned         Warehousing
Westlake, OH                           12,000        Leased        Grippers and guiding units
Wixom, MI                               8,400        Owned         Distribution facility
Scottsdale, AZ                          2,900        Leased        Electronic componentry design and
                                                                   fabrication
Rochester, NY                           2,700        Leased        Distribution facility

International
St. Augustin, Germany                  33,300        Owned         Valves and actuators
London, ON, Canada                     21,700        Owned         Valves and actuators
Leighton, Buzzard, England             11,300        Owned         Distribution and sales
Taipei, Taiwan                          8,000        Leased        Distribution and sales
Brescia, Italy                          7,700        Leased        Distribution and sales
Vancouver, BC, Canada                   6,000        Leased        Distribution and sales
Puebla, Mexico                          5,000        Leased        Distribution and sales
Montreal, QB, Canada                    3,600        Leased        Distribution and sales
Paris, France                           3,400        Leased        Distribution and sales
Waardenburg, The Netherlands            1,600        Leased        Distribution and sales
Budapest, Hungary                         600        Leased        Distribution and sales

ITEM 3.  LEGAL PROCEEDINGS

     Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Numatics' shareholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

     Numatics' only authorized class of equity security is its common stock. On March 21, 2000, there were nine holders of the outstanding shares of the common stock, all but one of whom were Numatics employees. The common stock has no public trading market, all of outstanding shares are subject to transfer restrictions, and the shares held by employees are subject to a Numatics repurchase option. See "Compensation Committee Interlocks and Insider Participation" under item 11.

     To date, no dividends have been paid on the common stock, except for a $6 million extraordinary dividend paid on March 26, 1998. The agreements governing the New Credit Facility and the indenture governing the Series B Notes substantially limit the payment of future dividends on the common stock, and no such dividends are expected to be declared or paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data (in thousands)

                                                              Year ended December 31
                                         1999           1998           1997           1996           1995
INCOME STATEMENT DATA
Net sales                                $140,120       $139,415       $147,097       $132,015       $125,808
Cost of products sold                      87,686         87,956         93,785         81,676         77,967
                                     ------------------------------------------------------------------------
Gross profit                               52,434         51,459         53,312         50,339         47,841
Marketing, engineering, general
 and administrative expenses               31,843         30,771         31,830         28,253         29,567
Michigan single business tax (1)              391           (609)           945            885            872
                                     ------------------------------------------------------------------------
Operating income                           20,200         21,297         20,537         21,201         17,402
Interest and other financing
 expenses                                  16,062         15,927         17,021         16,763          5,560
Other expense                               1,732            236          1,348            535          1,436
                                     ------------------------------------------------------------------------
Income before income taxes and
 extraordinary item                         2,406          5,134          2,168          3,903         10,406
Income taxes                                1,520          2,283            904          1,895          4,837
                                     ------------------------------------------------------------------------
Income before extraordinary item              886          2,851          1,264          2,008          5,569
Extraordinary item, net of income
 tax (2)                                        -         (4,918)             -              -              -
                                     ------------------------------------------------------------------------
Net income (loss)                        $    886       $ (2,067)      $  1,264       $  2,008       $  5,569
                                     ========================================================================

OTHER FINANCIAL DATA
Cash provided by (used in)
 operating activities                    $  4,294       $  7,578       $ 11,047       $ 13,096       $  6,142
Cash used in investing activities          (6,403)        (6,913)        (7,808)        (5,392)        (6,750)
Cash provided by (used in)                  2,540           (245)        (3,391)        (7,429)           201
 financing activities
EBITDA (3)                                 26,036         26,137         25,931         25,811         24,167
Depreciation and amortization               5,444          5,449          5,000          4,489          6,413
Capital expenditures                        6,407          6,605          7,881          5,594          3,744

BALANCE SHEET DATA
Working capital                          $ 41,161       $ 37,724       $ 27,469       $ 28,189       $ 28,109
Total assets                              114,553        109,212         98,535         93,987         93,441
Total long-term debt                      162,392        160,375        135,696        136,273        138,523
Total shareholders' deficit               (73,894)       (75,292)       (69,930)       (70,864)       (72,637)
Preferred stock dividend (4)                    -              -              -              -          1,200
Common stock dividend                           -          6,000              -              -              -

(1) The Michigan Single Business Tax is a state tax which is calculated based on operating activity and capital expenditure levels and is in lieu of a state income tax.

(2) Represents $1.6 million (net of income taxes) write off of deferred financing costs, $2.1 million (net of income taxes) for the amortization of the previously unamortized discount on a series of subordinated notes that was prepaid during the year and $1.2 million (net of income taxes) for associated prepayment penalties.

(3) "EBITDA" represents the sum of operating income plus depreciation and amortization (less amortization of deferred financing costs) and Michigan Single Business Tax. Information regarding EBITDA is presented because management believes (i) it is a widely accepted financial indicator of a company's ability to incur and service debt, (ii) it reflects the non-cash effect on earnings of amortization and depreciation expense, and (iii) it is the basis on which compliance with certain of the financial covenants contained in the Credit Facility is principally determined. However, EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Also, the measure of EBITDA may not be comparable to similar measures reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Preferred stock was redeemed in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's financial statements and the notes thereto, included elsewhere in this report.

Overview
--------

     The Company is a leading global manufacturer and marketer of pneumatic components. The Company's net sales are principally derived from the sale of its products worldwide to over 9,000 customers, including a network of over 100 distributors. In recent years, the Company has diversified its revenue base through its expanded product lines and increase in international sales. In the U.S., the Company's products are principally sold through a network of 50 distributors who purchase and stock Numatics' products. In non-U.S. markets, a majority of sales are derived from direct customers.

     The Company's cost of products sold consists primarily of raw materials, labor, manufacturing overhead and purchased product costs. The Company has generally had success in passing through price increases in raw materials to its customers, although there can be no assurance that it will be able to continue to do so. While the Company has experienced growth through its expanded product lines, certain new products generally have lower gross margins during periods of development and introduction than the Company's traditional valve products.

     Marketing, engineering, general and administrative expenses have been impacted in recent years by, among other things, the opening of certain sales offices in Europe, as the Company identifies opportunities to further grow its international net sales.

Results of Operations
---------------------

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Net Sales. The Company's net sales for 1999 increased 0.5%, or $0.7 million, from $139.4 million in 1998 to $140.1 million in 1999. Net sales in North America increased 4.4%, or $5.0 million, while international sales decreased 16.7%, or $4.3 million. This decrease in international sales was a result of the softness felt in the European pneumatic market, which started during the fourth quarter of 1998.

     Gross Profit. Gross profit for 1999 increased to 37.4% of net sales from 36.9% in 1998. This improvement was a result of cost containment efforts undertaken to help offset the lower sales volume in the first part of the year in North America, and throughout the year in the European market.

     Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative costs increased $1.1 million in 1999, ending the year at $31.8 million. This increase was primarily the result of the acquisition of Empire Air Systems in 1999.

     Single Business Tax. Single business tax for 1999 was an expense of $0.4 million compared to a credit of $0.6 million in 1998. The credit resulted from filing amended returns in March 1998 for the years 1992 to 1996 due to a tax ruling that redefined the reported sales that are included in the calculation of the tax, which favorably impacted the Company.

     Operating Income. Operating income in 1999 was $20.2 million, or 14.4% of sales, compared to $21.3 million, or 15.3% of sales, in 1998. This $1.1 million decrease was principally due to increased single business tax expense in 1999, as explained above.

     Interest and Other Financing Expenses. Slightly higher debt levels resulted in a $0.1 million increase in interest expense in 1999 compared to 1998.

     Other (Income) Expense. Other expense consists primarily of unrealized foreign exchange gains and losses. The $1.5 million increase in expense for 1999 compared to 1998 was a result of the strengthening of the U.S. dollar against major foreign currencies.

     Income Taxes. The Company's income taxes at the statutory rate differ from its recorded income tax expense due to international rate differences and other various differences. At December 31, 1999, the Company had net operating loss carryforwards of approximately $2.6 million, primarily at its German subsidiary. Those loss carryfowards have no expiration date.

     Net Income (Loss). Due to the factors discussed above and the 1998 extraordinary item related to the early retirement of debt, net income increased $3.0 million, to $0.9 million for 1999.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Net Sales. The Company's net sales for 1998 decreased 5.2%, or $7.7 million, from $147.1 million in 1997 to $139.4 million in 1998. Net sales in North America decreased 4.8%, or $5.7 million, while international sales decreased 7.2%, or $2.0 million. This decrease was a result of the overall softness felt in the pneumatic market, which started during the second quarter of 1998.

     Gross Profit. Gross profit for 1998 increased to 36.9% of net sales from 36.2% in 1997. This improvement was a result of cost containment efforts undertaken to help offset the lower sales volume caused by the softness in the pneumatic market.

     Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative costs decreased $1.1 million in 1998, ending the year at $30.8 million. This decrease was a result of cost containment efforts undertaken to help offset the lower sales volume caused by the softness in the pneumatic market.

     Single Business Tax. Single business tax for 1998 was a credit of $0.6 million compared to an expense of $0.9 million in 1997. The credit resulted from filing amended returns in March 1998 for the years 1992 to 1996 due to a tax ruling that redefined the reported sales that are included in the calculation of the tax, which favorably impacted the Company.

     Operating Income. Operating income in 1998 was $21.3 million, or 15.3% of sales, compared to $20.5 million, or 14.0% of sales, in 1997. This $0.8 million increase was principally attributed to reduced single business tax expense, as explained above.

     Interest and Other Financing Expenses. Interest rate reductions achieved through refinancing a previously outstanding series of subordinated notes in March 1998 resulted in a $1.1 million reduction in interest expense in 1998 compared to 1997.

     Other (Income) Expense. Other expense consists primarily of unrealized foreign exchange gains and losses. The $1.1 million reduction in expense for 1998 compared to 1997 was a result of the weakening of the U.S. dollar against major foreign currencies.

     Income Taxes. The Company's income taxes at the statutory rate differ from its recorded income tax expense due to international rate differences and other various differences.

     Extraordinary Item. The extraordinary item in 1998 resulted from the write off of unamortized debt financing costs related to the refinancing of the Company's debt of $1.6 million, net of taxes, a write off of previously unamortized discount on the series of subordinated notes that was prepaid of $2.1 million, net of taxes, and an associated prepayment penalty of $1.2 million, net of taxes. The amount is reported net of $2.5 million tax benefit.

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

     Working capital was $41.2 million at December 31, 1999, compared with $37.7 million at December 31, 1998.

     The Credit Facility includes: (i) term loans of $29.0 million, $4.0 million and $2.0 million to Numatics and its German and Canadian subsidiaries, respectively and (ii) revolving credit facilities, including letters of credit, of $32.0 million and $3.0 million to Numatics and its German subsidiary, respectively. The revolving credit facilities permit each of Numatics and its German subsidiary to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Interest on term loans to Numatics' Canadian and German subsidiaries and on the revolving facilities accrues at an annual rate based on an applicable margin over NBD Bank's prime rate, or LIBOR. Management estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $32.5 million as of December 31, 1999. All borrowings under the revolving credit facilities mature in March 2004. The term loans are payable in quarterly installments, which totaled $2.5 million in 1999, and will total $3.0 million for 2000, $3.5 million for 2001, $4.0 million for 2002, $4.6 million for 2003, $7.9 million for 2004 and $6.8 million for 2005. The Credit Facility is guaranteed by all of Numatics' domestic subsidiaries, and the facility and those guarantees are secured by substantially all the assets of Numatics and its domestic subsidiaries and, with respect to the loans to Numatics' foreign subsidiaries, by substantially all the assets of such subsidiaries. The Credit Facility includes certain financial and operating covenants, which among other things restrict the ability of the Company to incur additional indebtedness, make investments, and take other actions.

Impact of the Year 2000 Issue
-----------------------------

Prior to December 31, 1999, the Company modified all of its legacy systems to be able to handle dates beyond December 31, 1999 and verified that the Company's suppliers and large customers had remediated their own Year 2000 issues. As a result, the Company has experienced no major problems with its internal systems or in products purchased from suppliers used in manufacturing and service of its customers.


Other Matters
-------------

     As further discussed in item 11, under "Compensation Committee Interlocks and Insider Participation," Numatics, Mr. Welker, and all of the Company's other employee-shareholders are parties to an agreement under which the Company has the option, but not the obligation, to redeem the shares of any such shareholder upon the happening of certain events, including death, disability, or termination of employment. This agreement covers 94.0% of the Numatics' shares currently outstanding (100.0% at December 31, 1997). At December 31, 1999, the total redemption value of these optioned shares was $39.2 million. The indenture governing the Series B Notes contains substantial limitations on Numatics' ability to redeem shares but does permit redemptions, including limited cash redemptions, in certain cases. If one of the triggering events were to occur, the Numatics Board of Directors would decide whether to exercise the option based on the facts and circumstances existing at that time. In making such a determination, the Board could be expected to consider the following factors, among others: the limitations contained in the indenture, the Company's ability to pay or finance the redemption price, the Company's other anticipated cash needs, and other then-existing business and economic conditions.

     Each of the management shareholders of certain Numatics subsidiaries (Numation, Numatech, Ultra Air, and Microsmith) is required to sell his subsidiary shares to Numatics (or the subsidiary) upon such shareholder's (i) death, (ii) permanent disability or (iii) termination of employment with the Company. The price to be paid by the Company for such shares will be determined by a formula based upon a multiple of earnings of the relevant subsidiary. The obligations of the Company to purchase such shares are not subject to any limitations. However, the payment of these amounts may be prohibited by the terms of the Series B Note indenture. Currently, the amounts that would be payable under these agreements are not material to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 2 to the consolidated financial statements filed with this Form 10-K as exhibit 99.1. Information with respect to the Company's level of business outside the United States that is subject to foreign currency exchange rate market risk is contained in Note 6 to those consolidated financial statements under the caption "Segment and Geographic Information." Those notes hereby are incorporated in this item by reference.

Interest Rate Risk
------------------

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company had total debt of $162.4 million at December 31, 1999, of which $46.4 million was variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase from the interest rates in effect as of December 31, 1999 and consistent levels of debt and cash, the estimated reduction in future earnings, net of tax, would be approximately $ 0.9 million.

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

     As of December 31, 1999, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $16.8 million. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.7 million.

     The sensitivity analysis presented assumes a parallel shift in all foreign currency exchange rates. Exchange rates for different currencies do not necessarily move in the same direction. Accordingly, this assumption may overstate the impact of changing exchange rates on the Company's assets and liabilities denominated in a foreign currency.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table that follows sets forth the name, age at December 31, 1999, and position with the Company of each person who currently is a Numatics director or an executive officer of the Company. Information concerning the business experience for at least the past five years of each of the persons named is provided after the table. All Numatics directors are elected for terms of one year and until their successors are elected and qualified.

              Name                   Age                 Position
------------------------------------------------------------------------------
     John H. Welker           59     Chairman, President and Chief
                                     Executive Officer

     Robert P. Robeson        53     Vice President, Treasurer, Secretary
                                     and Chief Financial Officer

     David K. Dodds           51     Vice President--Sales & Marketing

     Henry Fleischer          76     Vice President--Research &
                                     Development

     Donald E. McGeachy       63     Vice President--Engineering

     David M. Tenniswood      63     Director

     Albert A. Koch           57     Director

     John P. Musat            54     Director

     Tim R. Palmer            42     Director



     John H. Welker has been with Numatics (and its predecessor) for a total of 34 years. He has been Numatics' Chairman of the Board, President, and CEO since 1990. He was President of Numatics' predecessor from 1983 until 1990 and prior to 1983 held a variety of management positions within that predecessor company.

     Robert P. Robeson joined Numatics' predecessor as Chief Financial Officer in 1988 and in 1990 also was named Vice President, and its Treasurer and Secretary. Prior to joining Numatics' predecessor, Mr. Robeson was CFO of Gelman Sciences, a publicly traded company.

     David K. Dodds has been Vice President-Sales & Marketing since 1994. Prior to that, he was President of Numatics, Ltd., the Company's Canadian subsidiary, a position he was appointed to in 1980.

     Henry Fleischer has been Vice President-Research & Development since 1992. He joined Numatics' predecessor in 1968 as Chief Engineer and held a variety of positions from then until his subsequent appointment to Vice President in 1992.

     Donald E. McGeachy has been Vice President-Engineering since 1992. He has been with Numatics (or its predecessor) since 1964 and served as Chief Engineer from 1975 until 1992.

     David M. Tenniswood was Vice President-European Operations of the Company from 1996 through March 31, 1998. He has been a Numatics Director since 1990. Prior to 1996, Mr. Tenniswood was President of the Controls Group at MascoTech for ten years.

     Albert A. Koch has been a Numatics Director since 1990. He has been the Managing Principal of Jay Alix & Associates since 1995. Prior to joining Jay Alix & Associates, he was a Managing Director of Equity Partners of America, Ltd. (investment banking and financial consulting).

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Information
--------------------------------

     The table that follows provides information, for the Company's last three fiscal years concerning the compensation of John H. Welker, Numatics' CEO, and the four other individuals who were the highest paid executive officers of Numatics during 1999.
                           Summary Compensation Table
                                              Annual Compensation (1)
--------------------------------------------------------------------------------
Name and Principal          Year      Salary         Bonus         All Other
     Position                                                   Compensation (2)

John H. Welker,             1999      $326,020      $110,750       5,000
Chairman, President         1998       301,020       110,500       5,000
and CEO                     1997       251,020       160,500       5,000


Robert P. Robeson,          1999       143,100        56,180       5,000
Vice President,             1998       137,600        62,470       5,000
Treasurer, and CFO          1997       134,600        62,008       5,000


David K. Dodds,             1999       132,860        49,036       5,000
Vice President--            1998       127,760        55,022       5,000
Sales and Marketing         1997       125,760        56,444       5,000


Donald E.                   1999       114,200        41,608       4,969
McGeachy, Vice              1998       109,800        44,523       4,977
President--                 1997       107,800        48,430       5,000
Engineering


Henry Fleischer,            1999       101,420        39,389       4,623
Vice                        1998        97,520        41,575       4,689
President--Research         1997        95,520        42,911       4,681
& Development


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

Welker Employment Agreement
---------------------------

     Numatics has an agreement with John Welker for his employment as CEO through December 31, 2003. Under this agreement, he is entitled to salary at specified rates ($325,000 for 1999, $350,000 for 2000, increasing annually thereafter to $440,000 for 2003), and to a cash performance bonus supplementing his salary determined pursuant to a formula based on the Company's operating performance relative to its operating budget. The agreement also contemplates that Numatics' Board of Directors annually will consider whether he should be paid a discretionary bonus, whether or not a performance bonus also is payable.

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

Deferred Compensation Plan
--------------------------

     Numatics has a "top-hat" non-qualified deferred compensation plan, under which a small group of management-level employees could become entitled to receive cash distributions if certain conditions are satisfied. In general, under the plan as currently in effect, if a plan participant's employment with the Company continues until his death, retirement at or after age 65, or disability (determined as specified in the plan), or if a participant remains in active Company service through the later of (a) November 29, 2002 or (b) the twelfth anniversary of the commencement of his employment; and his employment thereafter terminates other than in an Involuntary Discharge for Cause (as defined in the plan), which involuntary discharge would cause the forfeiture of his right to any distribution, then Numatics would become obligated to pay his distribution, without interest, in regular installments over a five-year period commencing within 60 days of his employment termination date. Similar five-year installment payment obligations also would arise under the plan with respect to all participants if Numatics elected to terminate the plan or if a Company Change in Control (as defined in the plan) should occur.

     However, the current terms of the plan also provide for a pro rata reduction in the amounts of annual installment payments to distributees and for lengthening the installment payment period if Numatics becomes obligated to make payments to more than one distributee at the same time, to the extent (if any) necessary to prevent total annual payments to the distributees in excess of 3.0% of the Company's prior year earnings before interest, taxes, depreciation, and amortization. In addition, the plan provides that no distribution payments whatsoever may be made prior to January 31, 2004.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     All decisions concerning the 1999 compensation of the Company's executive officers were made by the Numatics Board of Directors. The current directors, Messrs. Welker, Tenniswood, Koch, Musat and Palmer, served on the Board throughout 1999; no other person served as a director at any time during the year. Except as described below, no current or former officer and no current employee of Numatics or of any of its subsidiaries participated in deliberations of the Board concerning executive compensation during 1999.

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


     Name of Beneficial Owner               Shares Owned      Percentage Owned
     -------------------------------------------------------------------------
     John H. Welker (1)                        20,000.00                94.00%
     Robert P. Robeson                            627.13                 2.95%
     David K. Dodds                               903.05                 4.24%
     Henry Fleischer                              777.61                 3.65%
     Donald E. McGeachy                           903.05                 4.24%
     David M. Tenniswood                               0                   --
     Albert A. Koch                                    0                   --
     John P. Musat                                     0                   --
     Tim R. Palmer (2)                                 0                   --
     All directors and executive officers      20,000.00                94.00%
      as a group (9 persons) (1) (2)


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
          Page numbers shown below.)

                       Consolidated Financial Statements
                            Numatics, Incorporated
                 Years ended December 31, 1999, 1998, and 1997
                      with Report of Independent Auditors

                                                                    Page in
                                                                 Exhibit 99.1
               Report of Independent Auditors                         1
               Consolidated Balance Sheets                            2
               Consolidated Statements of Operations                  4
               Consolidated Statements of Stockholders' Equity        5
               (Deficiency)
               Consolidated Statements of Cash Flows                  6
               Notes to Consolidated Financial Statements             7

     2.   Financial Statement Schedule.

               Schedule II - Valuation and Qualifying Accounts
               (found at page F-1 of this report)

     3. Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference:

Exhibit No     Description
-----------------------------------------------------------------------------

  3.1.1        Article of Incorporation of Numatics, as amended

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

 *3.6.2        Bylaws of Microsmith, Inc., as amended

 *3.7.1        Articles of Incorporation of I.A.E. Incorporated

 *3.7.2        Bylaws of I.A.E. Incorporated

 *4.1.1 Indenture, dated as March 23, 1998, among Numatics, the Guarantors identified there, and First Trust National Association, as trustee

 *4.1.2 A/B Exchange Registration Rights Agreement, dated as of March 23, 1998, among Numatics, the Guarantors, and the initial note purchasers

 *4.1.3 Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors identified in Indenture)

 #4.1.4 Supplemental Indenture, dated as of January 25, 1999, by which Empire Air Systems, Inc. became a Guarantor

 *4.2.1 Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Numatics GmbH, Numatics, LTD., NBD Bank, as Administrative Agent, BankBoston, N.A., as Documentation Agent, and the Lenders party thereto

 *4.2.2 Amended and Restated Guaranty Agreement, dated as of March 23, 1998, by Numatics and the Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation Agent

 #4.2.3 Form of Empire Air Systems Guaranty Agreement by Empire Air Systems, Inc. in favor of NBD Bank, as administrative agent

 *10.1 Purchase Agreement dated March 18, 1998 among the initial note purchasers, Numatics, and the Guarantors

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

27.1           Financial Data Schedule

99.1 Consolidated Financial Statements--Numatics, Incorporated--Years ended December 31, 1999, 1998 and 1997 with Report of Independent Auditors

* Incorporated by reference to exhibit (having the same exhibit number) to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)

+ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)

# Incorporated by reference to exhibit (having the same exhibit number) to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

** Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors


(b) Reports on Form 8-K. No reports on Form 8-K were filed by Numatics during the three months ended December 31, 1999.

                SCHEDULE II - Valuation and Qualifying Accounts
                                (in thousands)


                  Column A                       Column B       Column C       Column D        Column E
                  --------                       --------       --------       --------        --------
                                                                Addition
                                                Balance at     Charged to                     Balance at
                                               Beginning of    Costs and     Deductions -       End of
Description                                       Period        Expenses       Describe         Period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
  Accounts receivable allowance                          58            32              34 (1)         43
  Inventory reserve                                     994             0             418 (2)        576
  Deferred tax asset valuation allowance                465             0             347 (3)        118

Year ended December 31, 1998
  Accounts receivable allowance                          60            32              34 (1)         58
  Inventory reserve                                     892           282             180 (2)        994
  Deferred tax asset valuation allowance               1066             0             601 (3)        465

Year ended December 31, 1997
  Accounts receivable allowance                         132           102             174 (1)         60
  Inventory reserve                                    1029           509             646 (2)        892
  Deferred tax asset valuation allowance               1371             0             305 (3)       1066


(1)  Uncollectible accounts charged off net of recoveries
(2) Reduction in inventory reserves for inventory disposed of during the year and allowance for valuation changes
(3)  Utilization of foreign net operating loss carry-forwards.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NUMATICS, INCORPORATED


     By: /s/ John H. Welker
     ---------------------------------
     John H. Welker
     President and Chief Executive
     Officer

     Date: March 28, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Capacity                       Date


 /s/ John H. Welker        President and Chief Executive  March 28, 2000
------------------------   Officer and Director
     John H. Welker

 /s/ Robert P. Robeson     Vice President, Treasurer and  March 28, 2000
------------------------   Chief Financial Officer (also
     Robert P. Robeson     principal accounting officer)

------------------------
     David M. Tenniswood   Director                       March 28, 2000

/s/  Albert A. Koch
------------------------
     Albert A. Koch        Director                       March 28, 2000

/s/  John P. Musat
------------------------
     John P. Musat         Director                       March 28, 2000


------------------------
     Tim R. Palmer         Director                       March 28, 2000

                                 Exhibit Index


Exhibit No      Description
-----------------------------------------------------------------------------

  3.1.1         Article of Incorporation of Numatics, as amended

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

 *3.6.2         Bylaws of Microsmith, Inc., as amended

 *3.7.1         Articles of Incorporation of I.A.E. Incorporated

 *3.7.2         Bylaws of I.A.E. Incorporated

 *4.1.1 Indenture, dated as March 23, 1998, among Numatics, the Guarantors identified there, and First Trust National Association, as trustee

 *4.1.2 A/B Exchange Registration Rights Agreement, dated as of March 23, 1998, among Numatics, the Guarantors, and the initial note purchasers

 *4.1.3 Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors identified in Indenture)

 #4.1.4         Supplemental Indenture, dated as of January 25, 1999, by which
                Empire

                Air Systems, Inc. became a Guarantor

 *4.2.1 Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Numatics GmbH, Numatics, LTD., NBD Bank, as Administrative Agent, BankBoston, N.A., as Documentation Agent, and the Lenders party thereto

 *4.2.2 Amended and Restated Guaranty Agreement, dated as of March 23, 1998, by Numatics and the Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation Agent

 #4.2.3 Form of Empire Air Systems Guaranty Agreement by Empire Air Systems, Inc. in favor of NBD Bank, as administrative agent

*10.1 Purchase Agreement dated March 18, 1998 among the initial note purchasers, Numatics, and the Guarantors

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

   27.1         Financial Data Schedule

   99.1 Consolidated Financial Statements--Numatics, Incorporated--Years ended December 31, 1999, 1998 and 1997 with Report of Independent Auditors


* Incorporated by reference to exhibit (having the same exhibit number) to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)

+ Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)

# Incorporated by reference to exhibit (having the same exhibit number) to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

** Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors