Form 10-Q
period 2000-03-31
NUMATICS INC
filed 2000-05-09
CIK 1007298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended        March 31, 2000
                               -------------------------------------------------

Commission File Number             333-51355
                      ----------------------------------------------------------

                            NUMATICS, INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Michigan                                    38-2955710
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)


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

                           Yes   X    No  _____
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Common Stock - 21,276.2 shares as of May 5, 2000

                                     INDEX

                    NUMATICS, INCORPORATED AND SUBSIDIARIES

    Page No.                   Description
   -----------------------------------------------------------------------------

        1       PART I.  FINANCIAL INFORMATION

        1       Item 1   Consolidated Financial Statements (Unaudited)

        4                Notes to Consolidated Financial Statements (Unaudited)

       11       Item 2   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

       12       Item 3   Quantitative and Qualitative Disclosures About Market
                          Risk

       13      PART II.  OTHER INFORMATION

       13       Item 6   Exhibits and Reports on Form 8-K

       13                Signatures

       14                Exhibit 27 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Numatics, Incorporated
Consolidated Statements of Operations

                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
Net sales                                                 $ 37,129,791    $ 34,367,875

Costs and expenses:
     Costs of products sold                                 22,456,180      21,722,687
     Marketing, engineering, general and administrative      8,540,323       7,771,996
     Single business tax                                       114,100         138,480
                                                          ------------    ------------
Operating income                                             6,019,188       4,734,712

Other expenses
     Interest and other financing expenses                   4,180,578       3,885,994
     Other                                                     599,102         937,305
                                                          ------------    ------------
Income (loss) before income taxes                            1,239,508         (88,587)

Income taxes                                                   560,782         183,854
                                                          ------------    ------------

Net income (loss)                                         $    678,726    $   (272,441)
                                                          ============    ============

See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                          (Unaudited)
                                                                           March 31        December 31
                                                                              2000             1999
                                                                         -------------    -------------
                             ASSETS

Current assets:
  Cash and equivalents                                                   $     933,666    $   1,552,063
  Accounts receivable                                                       23,237,193       23,964,195
  Inventories                                                               37,190,285       35,377,585
  Other current assets                                                       3,613,052        3,816,348
                                                                         -------------    -------------
     Total current assets                                                   64,974,196       64,710,191
Other assets:
  Goodwill, net of accumulated amortization                                  5,893,919        6,123,496
  Other intangible assets, net of accumulated amortization                   4,913,969        5,217,320
  Deferred income taxes                                                      3,000,214        2,609,032
  Investment in affiliates                                                   2,321,870        2,294,454
  Other                                                                        250,977          386,002
                                                                         -------------    -------------
                                                                            16,380,949       16,630,304
Properties:
  Land                                                                       1,374,761        1,489,357
  Buildings and improvements                                                14,312,545       14,099,546
  Machinery and equipment                                                   49,234,762       48,190,493
                                                                         -------------    -------------
                                                                            64,922,068       63,779,396
  Less accumulated depreciation                                            (31,824,791)     (30,567,303)
                                                                         -------------    -------------
                                                                            33,097,277       33,212,093
                                                                         -------------    -------------
                                                                         $ 114,452,422    $ 114,552,588
                                                                         =============    =============

             LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                                 $   9,133,989    $  10,370,630
  Accrued expenses                                                           7,979,498        4,568,094
  Compensation and employee benefits                                         3,481,774        4,614,723
  Income and single business tax                                               901,625          580,713
  Current portion of long term debt                                          3,482,077        3,414,651
                                                                         -------------    -------------
     Total current liabilities                                              24,978,963       23,548,811

Long term debt, less current portion                                       156,446,283      158,977,572
Deferred retirement benefits                                                 5,401,838        5,173,025
Deferred income taxes                                                               --           63,594

Minority interest in subsidiaries (redeemable upon the
     happening of certain events outside the control of
     the Company: $772,201 in 2000 and $1,015,818
     in 1999)                                                                  710,645          683,987

Common stock $.01 par value, 250,000 shares authorized;
     21,276 shares outstanding and related
     additional paid in capital                                              4,602,151        4,602,151
Accumulated deficiency                                                     (77,534,532)     (78,213,258)
Equity adjustment from foreign currency translation                           (152,926)        (283,294)
                                                                         -------------    -------------
                                                                           (73,085,307)     (73,894,401)
                                                                         -------------    -------------
                                                                         $ 114,452,422    $ 114,552,588
                                                                         =============    =============

See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                (Unaudited)
                                                             Three Months Ended
                                                                 March 31
                                                         --------------------------
                                                            2000           1999
                                                         -----------    -----------
Operating activities
Net income (loss)                                        $   678,726    $  (272,441)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                             1,328,458      1,199,167
  Amortization                                               341,188        201,788
  Minority interest expense                                   26,658         31,694
  Deferred taxes                                            (407,567)      (227,397)
  Deferred retirement benefits                               228,813        221,619
  Unrealized foreign currency losses                         380,387        758,911
  Changes in operating assets and liabilities:
    Trade receivables                                        565,912     (1,892,597)
    Inventories                                           (2,114,673)      (500,256)
    Other current assets                                     455,378        279,219
    Accounts payable and accrued expenses                  2,241,757      2,913,728
    Compensation and employee benefits                    (1,142,750)      (483,832)
    Income and single business taxes                         337,038        292,458
                                                         -----------    -----------
Net cash provided by operating activities                  2,919,325      2,522,061

Investing activities
Capital expenditures                                      (1,458,947)    (1,999,203)
Other investments                                              5,434       (300,436)
                                                         -----------    -----------
Net cash used in investing activities                     (1,453,513)    (2,299,639)

Financing activities
Proceeds from long-term borrowing                                 --        108,856
Debt repayments                                           (2,161,825)      (431,510)
Debt issuance costs                                               --         (6,467)
                                                         -----------    -----------
Net cash used in financing activities                     (2,161,825)      (329,121)
Effect of exchange rate changes on cash                       77,616        (77,929)
                                                         -----------    -----------
Net decrease in cash and cash equivalents                   (618,397)      (184,628)
Cash and equivalents at beginning of period                1,552,063      1,121,142
                                                         -----------    -----------
Cash and equivalents at end of period                    $   933,666    $   936,514
                                                         ===========    ===========

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 1999.

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month periods ended March 31, 2000 and 1999 are as follows:

                                                    Three Months Ended
                                                         March 31
                                           -----------------------------------
                                                 2000                1999
                                           ---------------    ----------------
        Net income (loss)                  $    678,726       $    (272,441)
        Foreign currency translation
          adjustments                           130,368             146,550
                                           ---------------    ----------------
                                           $    809,094       $    (125,891)
                                           ===============    ================


The components of accumulated comprehensive income at March 31, 2000 and December 31, 1999 are as follows:

                                                 3/31/2000       12/31/1999
                                           ----------------   ----------------
        Foreign currency translation
          adjustments                      $   (152,926)      $    (283,294)
                                           ================   ================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

3.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                         Three Months Ended March 31
                                         2000                   1999
                                   ----------------------------------------
      Net sales:
            North America          $    31,191,284      $    28,459,998
            International                5,938,507            5,907,877
                                   ----------------------------------------
                                   $    37,129,791      $    34,367,875
                                   ========================================


                                         Three Months Ended March 31
                                        2000                     1999
                                   ----------------------------------------
      Operating income:
            North America          $      5,622,273     $     4,816,061
            International                   396,915             (81,349)
                                   ----------------------------------------
                                   $      6,019,188     $     4,734,712
                                   ========================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8 % senior subordinated notes issued by Numatics, Inc. in 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100 % of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest and Liquidated Damages on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of March 31, 2000 and December 31, 1999, consolidating condensed statements of operations for the three month periods ended March 31, 2000 and 1999 and consolidating condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

2. Numatics, Incorporated (the Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Parent's foreign subsidiaries).

3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                 BALANCE SHEET

                                March 31, 2000

                                                                                        Non-
                                                                      Guarantor       Guarantor
                                                      Parent        Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                  --------------------------------------------------------------------------------
Trade receivables                                 $  11,983,583    $   2,498,056   $   8,755,554    $          --    $  23,237,193
Inventories                                          20,678,321        4,941,424      12,639,540       (1,069,000)      37,190,285
Other                                                 2,901,445          352,065       1,293,208               --        4,546,718
                                                  --------------------------------------------------------------------------------
Total current assets                                 35,563,349        7,791,545      22,688,302       (1,069,000)      64,974,196
Goodwill, net of accumulated amortization             1,406,718               --       2,972,394        1,514,807        5,893,919
Other                                                19,119,170           40,173         650,869       (9,323,182)      10,487,030
Intercompany amounts                                 28,009,259          659,580       3,907,743      (32,576,582)              --
Property, plant and equipment, net of
   accumulated depreciation                          27,513,048          948,285       4,635,944               --       33,097,277
                                                  --------------------------------------------------------------------------------
                                                  $ 111,611,544        9,439,583   $  34,855,252    $ (41,453,957)     114,452,422
                                                  ================================================================================

Accounts payable and accrued expenses             $  12,704,689    $   1,054,214   $   3,354,584               --    $  17,113,487
Compensation and employee benefits                    2,195,581           71,823       1,214,370               --        3,481,774
Current portion of long-term debt                     2,915,176               --         566,901               --        3,482,077
Other                                                   424,254           72,233         405,138               --          901,625
                                                  --------------------------------------------------------------------------------
Total current liabilities                            18,239,700        1,198,270       5,540,993               --       24,978,963
Long-term debt less current portion                 150,433,809          316,426       5,696,048               --      156,446,283
Other                                                 5,401,838               --              --          710,645        6,112,483
Intercompany amounts                                 11,006,357        4,658,484      16,911,741      (32,576,582)              --
Accumulated deficiency                              (73,470,160)       3,266,403       6,706,470       (9,588,020)     (73,085,307)
                                                  --------------------------------------------------------------------------------
                                                  $ 111,611,544    $   9,439,583   $  34,855,252    $ (41,453,957)   $ 114,452,422
                                                  ================================================================================

                               December 31, 1999

                                                                                        Non-
                                                                      Guarantor       Guarantor
                                                      Parent        Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                  --------------------------------------------------------------------------------
Trade receivables                                 $  12,880,427    $   2,837,294   $   8,246,474    $          --    $  23,964,195
Inventories                                          19,558,547        4,752,589      12,404,449       (1,338,000)      35,377,585
Other                                                 3,237,081          620,917       1,510,413               --        5,368,411
                                                  --------------------------------------------------------------------------------
Total current assets                                 35,676,055        8,210,800      22,161,336       (1,338,000)      64,710,191
Goodwill, net of accumulated amortization             1,429,281               --       3,123,842        1,570,373        6,123,496
Other                                                19,611,630           40,172         178,188       (9,323,182)      10,506,808
Intercompany amounts                                 25,530,618          466,158       4,234,758      (30,231,534)              --
Property, plant and equipment, net of
   accumulated depreciation                          27,343,326          959,693       4,909,074               --       33,212,093
                                                  --------------------------------------------------------------------------------
                                                  $ 109,590,910    $   9,676,823   $  34,607,198    $ (39,322,343)   $ 114,552,588
                                                  ================================================================================

Accounts payable and accrued expenses             $  10,313,402    $   1,287,689   $   3,337,633               --    $  14,938,724
Compensation and employee benefits                    3,072,524          158,014       1,384,185               --        4,614,723
Current portion of long-term debt                     2,843,227             --           571,424               --        3,414,651
Other                                                   392,003           80,034         108,676               --          580,713
                                                  --------------------------------------------------------------------------------
Total current liabilities                            16,621,156        1,525,737       5,401,918               --       23,548,811
Long-term debt less current portion                 152,003,109          354,414       6,620,049               --      158,977,572
Other                                                 5,173,025               --          63,595          683,986        5,920,606
Intercompany amounts                                  9,460,130        4,628,788      16,142,616      (30,231,534)              --
Accumulated deficiency                              (73,666,510)       3,167,884       6,379,020       (9,774,795)     (73,894,401)
                                                  --------------------------------------------------------------------------------
                                                  $ 109,590,910    $   9,676,823   $  34,607,198    $ (39,322,343)   $ 114,552,588
                                                  ================================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF OPERATIONS

                       Three Months Ended March 31, 2000

                                                    Non-
                                    Guarantor    Guarantor
                       Parent     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                     --------------------------------------------------------------------
Net sales            $26,767,153   $ 4,674,271   $13,218,367   $(7,530,000)   $37,129,791
Costs and expenses    22,232,038     4,487,864    12,134,135    (7,743,434)    31,110,603
                     --------------------------------------------------------------------
Operating income       4,535,115       186,407     1,084,232       213,434      6,019,188
Interest and other     4,347,518        87,885       878,401        26,658      5,340,462
                     --------------------------------------------------------------------
Net income           $   187,597   $    98,522   $   205,831   $   186,776    $   678,726
                     ====================================================================

                       Three Months Ended March 31, 1999

                                                    Non-
                                    Guarantor    Guarantor
                       Parent     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                     --------------------------------------------------------------------
Net sales            $ 23,948,406  $ 3,832,855   $12,015,614   $(5,429,000)   $34,367,875
Costs and expenses     19,773,599    3,622,678    11,485,214    (5,248,328)    29,633,163
                     --------------------------------------------------------------------
Operating income        4,174,807      210,177       530,400      (180,672)     4,734,712
Interest and other      4,160,441       76,932       738,086        31,694      5,007,153
                     --------------------------------------------------------------------
Net income (loss)    $     14,366  $   133,245   $  (207,686)  $  (212,366)   $  (272,441)
                     ====================================================================

NUMATICS, INCORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF CASH FLOWS
                       Three Months ended March 31, 2000

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                          --------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                     $ 3,950,175    $  (116,157)   $  (914,693)   $        --    $ 2,919,325
Cash flows from investing activities:
   Capital expenditures                      (1,280,534)       (55,821)      (122,592)            --     (1,458,947)
   Other investments                                 --             --          5,434             --          5,434
                                          --------------------------------------------------------------------------
Net cash used in investing activities        (1,280,534)       (55,821)      (117,158)            --     (1,453,513)

Cash flows from financing activities:
   Proceeds from borrowing                           --             --             --             --             --
   Debt repayments                           (1,500,416)       (37,988)      (623,421)            --     (2,161,825)
   Debt issuance costs                               --             --             --             --             --
   Dividends                                         --             --             --             --             --
   Extraordinary item (extinguishment
     of debt)                                        --             --             --             --             --
   Issuance of stock                                 --             --             --             --             --
   Other                                             --             --        (22,732)       100,348         77,616
                                          --------------------------------------------------------------------------
Net cash provided (used) in financing
   activities                                (1,500,416)       (37,988)      (646,153)       100,348     (2,084,209)
Intercompany accounts                        (1,084,012)      (163,727)     1,348,087       (100,348)            --
                                          --------------------------------------------------------------------------
Net increase (decrease) in cash                  85,213       (373,693)      (329,917)            --       (618,397)
                                          --------------------------------------------------------------------------
Cash and cash equivalents at
   beginning of year                            116,240        531,357        904,466             --      1,552,063
                                          --------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                   $   201,453    $   157,664    $   574,549    $        --    $   933,666
                                          ==========================================================================

NUMATICS, INCORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2000

4    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                       Three Months ended March 31, 1999

                                                                                Non-
                                                             Guarantor        Guarantor
                                                Parent      Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                           ----------------------------------------------------------------------------
Net cash used in operating activities         $ 2,467,500    $   210,666    $  (156,105)    $        --  $  2,522,061

Cash flows from investing activities:
   Capital expenditures                        (1,693,777)      (121,003)      (184,423)             --    (1,999,203)
   Other investments                             (265,000)       (42,183)         6,747              --      (300,436)
                                           ----------------------------------------------------------------------------
Net cash used in investing activities          (1,958,777)      (163,186)      (177,676)             --    (2,299,639)

Cash flows from financing activities:
   Proceeds from borrowing                         44,922             --         63,934              --       108,856
   Debt repayments                               (431,510)            --             --              --      (431,510)
   Debt issuance costs                                 --             --         (6,467)             --        (6,467)
   Dividends                                           --             --             --              --            --
   Extraordinary item (extinguishment
     of debt)                                          --             --             --              --            --
   Issuance of stock                                   --             --             --              --            --
   Other                                               --             --        (22,616)        (55,313)      (77,929)
                                           ----------------------------------------------------------------------------
Net cash provided (used) in financing
   activities                                    (386,588)            --         34,851         (55,313)     (407,050)

Intercompany accounts                             (72,151)       160,030       (143,192)         55,313            --
                                           ----------------------------------------------------------------------------
Net increase (decrease) in cash                    49,984        207,510       (442,122)             --      (184,628)
                                           ----------------------------------------------------------------------------
Cash and cash equivalents at
   beginning of year                              111,489         68,652        941,001              --     1,121,142
                                           ----------------------------------------------------------------------------
Cash and cash equivalents at end of year      $   161,473    $   276,162    $   498,879     $        --  $    936,514
                                           ============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2000 Compared With Three Months Ended
March 31, 1999

Net Sales. Net sales of $37.1 million for the three months ended March 31, 2000 were 8.0% higher than the $34.4 million in the same period of 1999. Net sales of traditional valve products increased 0.3% or $0.1 million while net sales of other products increased 8.7% or $0.8 million and cylinder sales increased 38.5% or $1.9 million. North American sales increased 9.6% or $2.7 million and international sales increased 0.5% or $0.1 million.

Gross Profit. Gross profit was $14.7 million, or 39.5% of net sales, for the three months ended March 31, 2000 compared with $12.6 million, or 36.8% of net sales, in the same period of 1999. Increased production volumes as a result of higher sales levels, in conjunction with continued emphasis on cost savings and reductions, contributed to the current period's improved gross margin.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $8.5 million for the three months ended March 31, 2000, compared to $7.8 million for the same period in 1999. This $0.7 million increase was a result of expanded marketing programs, professional fees, and costs attributed to the implementation of a new computer system.

Operating Income. Operating income for the three months ended March 31, 2000 was $6.0 million compared to $4.7 million in the same period in 1999. This $1.3 million increase was primarily due to the increased sales and improved gross profit margin. Operating income in North America increased $0.8 million, or 16.7%, while the International segment's operating income increased by $0.5 million, from a loss of $0.1 million.

Interest and Other Financing Expenses. Interest expense increased $0.3 million to $4.2 million in the first three months of 2000 from $3.9 million in 1999 as a result of the general increase in interest rates.

Other Expense. Other expense of $0.6 million for the three months ended March 31, 2000 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.9 million in the three months ended March 31, 1999.

Net Income (Loss). Due to the factors discussed above, net income increased $1.0 million, to $0.7 million during the three months ended March 31, 2000 from a loss of $0.3 million in the first three months of 1999.

Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Working capital was $40.0 million at March 31, 2000 compared to $41.2 million at December 31, 1999. The decrease was primarily attributable to a $2.8 million increase in accrued expenses for accrued interest on the Company's senior subordinated notes partially offset by a $1.8 million increase in inventories. Total assets were $114.5 million at March 31, 2000, substantially equal to the $114.6 million at December 31, 1999.

Total debt outstanding was $159.9 million at March 31, 2000 compared to $162.4 million at December 31, 1999. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $32.7 million as of March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to March 31, 2000.

PART II        OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.


(a)    Exhibits

       Exhibit                     Description
       -------                     -----------

         27                        Financial Data Schedule

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.





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

Date:    May 9, 2000
     ----------------------------------------