Form 10-Q
period 2000-06-30
NUMATICS INC
filed 2000-08-08
CIK 1007298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    June 30, 2000
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


                                 (248)887-4111
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                            Yes    X             No
                                -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common Stock - 2,659,575 shares as of August 8, 2000

                                     INDEX

                    NUMATICS, INCORPORATED AND SUBSIDIARIES

     Page No.                              Description
--------------------------------------------------------------------------------
         1          PART I. FINANCIAL INFORMATION

         1           Item 1  Consolidated Financial Statements (Unaudited)

         4                   Notes to Consolidated Financial Statements (Unaudited)

        10           Item 2  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations

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

        14                   Exhibit 27 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Numatics, Incorporated
   Consolidated Statements of Operations

                                                      (Unaudited)                        (Unaudited)
                                                  Three Months Ended                   Six Months Ended
                                                        June 30                            June 30
                                           ----------------------------------  ---------------------------------
                                                 2000              1999             2000              1999
                                           ---------------    ---------------  ---------------   ---------------
Net sales                                    $  39,573,749      $  34,076,759    $  76,703,540     $  68,444,634

Costs and expenses:
    Costs of products sold                      24,896,640         20,697,113       47,352,820        42,419,800
    Marketing, engineering, general
       and administrative                        8,859,812          7,998,925       17,400,135        15,770,921
    Single business tax                            114,600            128,580          228,700           267,060
                                             -------------      -------------    -------------     -------------

Operating income                                 5,702,697          5,252,141       11,721,885         9,986,853

Other expenses
    Interest and other financing
       expenses                                  4,192,186          4,117,599        8,372,764         8,003,593

    Other                                          444,075            402,819        1,043,177         1,340,124
                                             -------------      -------------    -------------     -------------

Income before income taxes                       1,066,436            731,723        2,305,944           643,136

Income taxes                                       558,708            398,435        1,119,490           582,289
                                             -------------      -------------    -------------     -------------

Net income                                   $     507,728      $     333,288    $   1,186,454     $      60,847
                                             =============      =============    =============     =============

See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                               (Unaudited)
                                                                 June 30       December 31
                                                                  2000            1999
                                                             -------------    -------------
                             ASSETS

Current assets:
  Cash and equivalents                                       $   1,092,608    $   1,552,063
  Accounts receivable                                           26,670,077       23,964,195
  Inventories                                                   37,632,932       35,377,585
  Other current assets                                           3,942,906        3,816,348
                                                             -------------    -------------
        Total current assets                                    69,338,523       64,710,191
Other assets:
  Goodwill, net of accumulated amortization                      5,743,783        6,123,496
  Other intangible assets, net of accumulated amortization       4,729,610        5,217,320
  Deferred income taxes                                          3,051,290        2,609,032
  Investment in affiliates                                       2,182,820        2,294,454
  Other                                                            255,588          386,002
                                                             -------------    -------------
                                                                15,963,091       16,630,304
Properties:
  Land                                                           1,372,269        1,489,357
  Buildings and improvements                                    14,302,122       14,099,546
  Machinery and equipment                                       50,663,223       48,190,493
                                                             -------------    -------------
                                                                66,337,614       63,779,396
  Less accumulated depreciation                                (33,125,514)     (30,567,303)
                                                             -------------    -------------
                                                                33,212,100       33,212,093
                                                             -------------    -------------
                                                             $ 118,513,714    $ 114,552,588
                                                             =============    =============

             LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                     $   9,709,919    $  10,370,630
  Accrued expenses                                               5,169,892        4,568,094
  Compensation and employee benefits                             4,556,298        4,614,723
  Income and single business tax                                 1,197,867          580,713
  Current portion of long term debt                              3,361,401        3,414,651
                                                             -------------    -------------
        Total current liabilities                               23,995,377       23,548,811

Long term debt, less current portion                           160,837,734      158,977,572
Deferred retirement benefits                                     5,680,652        5,173,025
Deferred income taxes                                                   --           63,594

Minority interest in subsidiaries (redeemable upon the
        happening of certain events outside the control of
        the Company: $657,436 in 2000 and $1,015,818
        in 1999)                                                   719,992          683,987

Common stock $.01 par value, 9,950,000 shares
        authorized; 2,659,575 shares outstanding and
        related additional paid in capital                       4,602,151        4,602,151
Accumulated deficiency                                         (77,026,804)     (78,213,258)
Equity adjustment from foreign currency translation               (295,388)        (283,294)
                                                             -------------    -------------
                                                               (72,720,041)     (73,894,401)
                                                             -------------    -------------
                                                             $ 118,513,714    $ 114,552,588
                                                             =============    =============

See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                            (Unaudited)
                                                          Six Months Ended
                                                              June 30
                                                     --------------------------
                                                         2000          1999
                                                     -----------    -----------
Operating activities

Net income                                           $ 1,186,454    $    60,847
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                      2,683,648      2,265,979
     Amortization                                        688,005        566,104
     Minority interest expense                            36,005         80,137
     Deferred taxes                                     (452,745)      (320,509)
     Deferred retirement benefits                        507,626        444,594
     Unrealized foreign currency losses                1,006,654      1,134,926
     Changes in operating assets and liabilities:
       Trade receivables                              (3,015,110)    (2,084,743)
       Inventories                                    (2,766,993)    (1,370,435)
       Other current assets                              533,570         30,023
       Accounts payable and accrued expenses              34,065        983,785
       Compensation and employee benefits               (113,305)      (615,977)
       Income and single business taxes                  285,134      1,074,475
                                                     -----------    -----------
Net cash provided by operating activities                613,008      2,249,206

Investing activities
Capital expenditures                                  (2,982,615)    (3,850,448)
Other investments                                        227,206       (402,838)
                                                     -----------    -----------
Net cash used in investing activities                 (2,755,409)    (4,253,286)

Financing activities
Proceeds from long-term borrowing                      2,685,000      2,144,860
Debt repayments                                         (781,793)      (338,072)
Debt issuance costs                                           --         62,783
                                                     -----------    -----------
Net cash provided by financing activities              1,903,207      1,869,571
Effect of exchange rate changes on cash                 (220,261)      (167,413)
                                                     -----------    -----------
Net decrease in cash and equivalents                    (459,455)      (301,922)
Cash and equivalents at beginning of period            1,552,063      1,186,082
                                                     -----------    -----------
Cash and equivalents at end of period                $ 1,092,608    $   884,160
                                                     ===========    ===========

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month and six-month periods ended June 30, 2000 and 1999 are as follows:

                                           Three Months Ended                          Six Months Ended
                                                 June 30                                   June 30
                                  --------------------------------------    ---------------------------------------
                                        2000                 1999                 2000                 1999
                                  -----------------    -----------------    -----------------    ------------------
Net earnings                         $   507,728          $   333,288          $ 1,186,454          $    60,847
Foreign currency
    translation adjustments             (142,462)             237,956              (12,094)             384,506
                                     -----------          -----------          -----------          -----------
                                     $   365,266          $   571,244          $ 1,174,360          $   445,353

The components of accumulated comprehensive income at June 30, 2000 and December 31, 1999 are as follows:

                                                              6/30/2000            12/31/1999
                                                          -----------------    -----------------
          Foreign currency translation
            adjustments                                   $       (295,388)    $       (283,294)
                                                          =================    =================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000


3.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                      Three Months Ended                            Six Months Ended
                                           June 30                                       June 30
                          -------------------------------------------   ------------------------------------------
                                 2000                   1999                   2000                   1999
                          --------------------   --------------------   --------------------   -------------------
Net sales
     North America            $  34,127,898          $  28,987,267          $  65,319,182          $  57,447,265
     International                5,445,851              5,089,492             11,384,358             10,997,369
                              -------------          -------------          -------------          -------------
                              $  39,573,749          $  34,076,759          $  76,703,540          $  68,444,634

                                      Three Months Ended                            Six Months Ended
                                           June 30                                       June 30
                          -------------------------------------------   ------------------------------------------
                                 2000                   1999                   2000                   1999
                          --------------------   --------------------   --------------------   -------------------
Operating income (loss)
     North America            $   5,499,615          $   5,331,013          $  11,121,888          $  10,147,074
     International                  203,082                (78,872)               599,997               (160,221)
                              -------------          -------------          -------------          -------------
                              $   5,702,697          $   5,252,141          $  11,721,885          $   9,986,853

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000


4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8% senior subordinated notes issued by Numatics, Incorporated in 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100% of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of June 30, 2000 and December 31, 1999, consolidating condensed statements of operations for the three and six month periods ended June 30, 2000 and 1999 and consolidating condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000


4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                                           BALANCE SHEET
                                                           June 30, 2000

                                                                                       Non-
                                                                     Guarantor       Guarantor
                                                      Parent        Subsidiaries   Subsidiaries      Eliminations     Consolidated
                                                  --------------------------------------------------------------------------------
Trade receivables                                 $  14,642,374    $   2,599,910   $   9,427,793    $          --    $  26,670,077
Inventories                                          21,372,825        4,919,179      12,567,928       (1,227,000)      37,632,932
Other                                                 3,411,957          422,340       1,201,217               --        5,035,514
                                                  --------------------------------------------------------------------------------
Total current assets                                 39,427,156        7,941,429      23,196,938       (1,227,000)      69,338,523
Goodwill, net of accumulated amortization             1,384,155               --       2,900,387        1,459,241        5,743,783
Other                                                21,078,330           40,572         706,015      (11,605,609)      10,219,308
Intercompany amounts                                 26,151,087          518,521       4,520,647      (31,190,255)              --
Property, plant and equipment, net of
   accumulated depreciation                          27,661,689        1,030,865       4,519,546               --       33,212,100
                                                  --------------------------------------------------------------------------------
                                                  $ 115,702,417    $   9,531,387   $  35,843,533    $ (42,563,623)   $ 118,513,714
                                                  ================================================================================

Accounts payable and accrued expenses             $   9,695,496    $   1,047,366   $   4,136,949    $          --    $  14,879,811
Compensation and employee benefits                    3,008,222          159,902       1,388,174               --        4,556,298
Current portion of long-term debt                     2,789,380               --         572,021               --        3,361,401
Other                                                   539,904          109,434         548,529               --        1,197,867
                                                  --------------------------------------------------------------------------------
Total current liabilities                            16,033,002        1,316,702       6,645,673               --       23,995,377
Long-term debt less current portion                 154,644,894          316,426       5,876,414               --      160,837,734
Other                                                 5,680,652               --              --          719,992        6,400,644
Intercompany amounts                                 12,410,462        4,505,628      14,274,165      (31,190,255)              --
Accumulated earnings (deficiency)                   (73,066,593)       3,392,631       9,047,281      (12,093,360)     (72,720,041)
                                                  --------------------------------------------------------------------------------
                                                  $ 115,702,417    $   9,531,387   $  35,843,533    $ (42,563,623)   $ 118,513,714
                                                  ================================================================================
                                                         December 31, 1999

                                                                                       Non-
                                                                     Guarantor       Guarantor
                                                      Parent        Subsidiaries   Subsidiaries      Eliminations     Consolidated
                                                  --------------------------------------------------------------------------------
Trade receivables                                 $  12,880,427    $   2,837,294   $   8,246,474    $          --    $  23,964,195
Inventories                                          19,558,547        4,752,589      12,404,449       (1,338,000)      35,377,585
Other                                                 3,237,081          620,917       1,510,413               --        5,368,411
                                                  --------------------------------------------------------------------------------
Total current assets                                 35,676,055        8,210,800      22,161,336       (1,338,000)      64,710,191
Goodwill, net of accumulated amortization             1,429,281               --       3,123,842        1,570,373        6,123,496
Other                                                19,611,630           40,172         178,188       (9,323,182)      10,506,808
Intercompany amounts                                 25,530,618          466,158       4,234,758      (30,231,534)              --
Property, plant and equipment, net of
   accumulated depreciation                          27,343,326          959,693       4,909,074               --       33,212,093
                                                  --------------------------------------------------------------------------------
                                                  $ 109,590,910    $   9,676,823   $  34,607,198    $ (39,322,343)   $ 114,552,588
                                                  ================================================================================

Accounts payable and accrued expenses             $  10,313,402    $   1,287,689   $   3,337,633    $          --    $  14,938,724
Compensation and employee benefits                    3,072,524          158,014       1,384,185               --        4,614,723
Current portion of long-term debt                     2,843,227               --         571,424               --        3,414,651
Other                                                   392,003           80,034         108,676               --          580,713
                                                  --------------------------------------------------------------------------------
Total current liabilities                            16,621,156        1,525,737       5,401,918               --       23,548,811
Long-term debt less current portion                 152,003,109          354,414       6,620,049               --      158,977,572
Other                                                 5,173,025               --          63,595          683,986        5,920,606
Intercompany amounts                                  9,460,130        4,628,788      16,142,616      (30,231,534)              --
Accumulated earnings (deficiency)                   (73,666,510)       3,167,884       6,379,020       (9,774,795)     (73,894,401)
                                                  --------------------------------------------------------------------------------
                                                  $ 109,590,910    $   9,676,823   $  34,607,198    $ (39,322,343)   $ 114,552,588
                                                  ================================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000


4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                              STATEMENT OF OPERATIONS
                                          Three Months Ended June 30, 2000

                                                                        Non-
                                                      Guarantor       Guarantor
                                       Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                   ------------------------------------------------------------------------------
Net sales                          $28,888,758       $ 5,174,270    $13,051,721     $(7,541,000)     $ 39,573,749
Costs and expenses                  24,143,822         4,957,014     12,097,650      (7,327,434)       33,871,052
                                   ------------------------------------------------------------------------------
Operating income                     4,744,936           217,256        954,071        (213,566)        5,702,697
Interest and other                   4,341,371            91,030        753,221           9,347         5,194,969
                                   ------------------------------------------------------------------------------
Net income                         $   403,565       $   126,226    $   200,850     $  (222,913)     $    507,728
                                   ==============================================================================

                                          Three Months Ended June 30, 1999

                                                                        Non-
                                                      Guarantor       Guarantor
                                       Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                   ------------------------------------------------------------------------------
Net sales                          $24,474,859       $ 5,273,787    $12,058,113     $(7,730,000)     $ 34,076,759
Costs and expenses                  20,179,887         4,798,797     11,489,262      (7,643,328)       28,824,618
                                   ------------------------------------------------------------------------------
Operating income                     4,294,972           474,990        568,851         (86,672)        5,252,141
Interest and other                   4,108,877           179,642        581,891          48,443         4,918,853
                                   ------------------------------------------------------------------------------
Net income (loss)                  $   186,095       $   295,348    $   (13,040)    $  (135,115)     $    333,288
                                   ==============================================================================

                                          Six Months Ended June 30, 2000

                                                                        Non-
                                                      Guarantor       Guarantor
                                       Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                   ------------------------------------------------------------------------------
Net sales                          $ 55,655,911      $  9,848,541   $ 26,270,088    $(15,071,000)    $ 76,703,540
Costs and expenses                   46,375,860         9,444,878     24,231,785     (15,070,868)      64,981,655
                                   ------------------------------------------------------------------------------
Operating income                      9,280,051           403,663      2,038,303            (132)      11,721,885
Interest and other                    8,688,889           178,915      1,631,622          36,005       10,535,431
                                   ------------------------------------------------------------------------------
Net income                         $    591,162      $    224,748   $    406,681    $    (36,137)    $  1,186,454
                                   ==============================================================================

                                          Six Months Ended June 30, 1999

                                                                        Non-
                                                      Guarantor       Guarantor
                                       Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                   ------------------------------------------------------------------------------
Net sales                          $48,423,265       $ 9,106,642    $24,073,727     $(13,159,000)    $ 68,444,634
Costs and expenses                  39,953,486         8,421,475     22,974,476      (12,891,656)      58,457,781
                                   ------------------------------------------------------------------------------
Operating income                     8,469,779           685,167      1,099,251         (267,344)       9,986,853
Interest and other                   8,269,318           256,574      1,319,977           80,137        9,926,006
                                   ------------------------------------------------------------------------------
Net income (loss)                  $   200,461       $   428,593    $  (220,726)    $   (347,481)    $     60,847
                                   ==============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                                     STATEMENT OF CASH FLOWS
                                                  Six Months ended June 30, 2000

                                                                                        Non-
                                                                      Guarantor       Guarantor
                                                       Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                   ------------------------------------------------------------------------------
Net cash provided by operating activities            $   102,577      $  132,325     $  378,106    $       --       $   613,008

Cash flows from investing activities:
   Capital expenditures                               (2,539,982)       (205,488)      (237,145)           --        (2,982,615)
   Other investments                                     227,596            (400)            10            --           227,206
                                                     ----------------------------------------------------------------------------
Net cash used in investing activities                 (2,312,386)       (205,888)      (237,135)           --        (2,755,409)

Cash flows from financing activities:
   Proceeds from borrowing                             2,685,000              --             --            --         2,685,000
   Debt repayments                                      (340,647)        (37,988)      (403,158)           --          (781,793)
   Other                                                      --              --        (36,065)     (184,196)         (220,261)
                                                     ----------------------------------------------------------------------------
Net cash provided by (used in) financing activities    2,344,353         (37,988)      (439,223)     (184,196)        1,682,946

Intercompany accounts                                    (37,436)       (175,524)        28,764       184,196                --
                                                     ----------------------------------------------------------------------------
Net increase (decrease) in cash                           97,108        (287,075)      (269,488)           --          (459,455)
                                                     ----------------------------------------------------------------------------
Cash and equivalents at beginning of year                116,240         531,357        904,466            --         1,552,063
                                                     ----------------------------------------------------------------------------
Cash and equivalents at end of period                $   213,348      $  244,282     $  634,978    $       --       $ 1,092,608
                                                     ============================================================================

                                                        Six Months ended June 30, 1999

                                                                                        Non-
                                                                      Guarantor       Guarantor
                                                       Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                   ------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                             $  1,952,476      $  436,419     $ (139,689)   $       --       $ 2,249,206

Cash flows from investing activities:
   Capital expenditures                               (3,167,026)       (279,725)      (403,697)           --        (3,850,448)
   Other investments                                    (490,984)         73,417         14,729            --          (402,838)
                                                   ------------------------------------------------------------------------------
Net cash used in investing activities                 (3,658,010)       (206,308)      (388,968)           --        (4,253,286)

Cash flows from financing activities:
   Proceeds from borrowing                             1,912,420              --        232,440            --         2,144,860
   Debt repayments                                      (338,072)             --           --              --          (338,072)
   Debt issuance costs                                        --              --         62,783            --            62,783
   Other                                                      --              --        (32,667)     (134,746)         (167,413)
                                                   ------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                                1,574,348              --        262,556      (134,746)        1,702,158

Intercompany accounts                                    152,672        (155,274)      (132,144)      134,746              --
                                                   ------------------------------------------------------------------------------
Net increase (decrease) in cash                           21,486          74,837       (398,245)           --          (301,922)
                                                   ------------------------------------------------------------------------------
Cash and equivalents at beginning of year                111,491         133,589        941,002            --         1,186,082
                                                   ------------------------------------------------------------------------------
Cash and equivalents at end of period               $    132,977      $  208,426     $  542,757    $       --       $   884,160
                                                   ==============================================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Three Months Ended June 30, 2000 Compared With Three Months Ended
June 30, 1999

Net Sales. Net sales of $39.6 million for the three months ended June 30, 2000 were 16.1% higher than the $34.1 million in the same period of 1999. Net sales of traditional valve products increased 11.3% or $2.1 million while net sales of cylinder products increased 26.3% or $1.2 million and other sales increased 19.9% or $2.2 million. North American sales increased 17.7% or $5.1 million and international sales increased 7.0% or $0.4 million.

Gross Profit. Gross profit was $14.7 million, or 37.1% of net sales, for the three months ended June 30, 2000 compared with $13.4 million, or 39.3% of net sales, in the same period of 1999. This decline in gross profit percentage is due primarily to product mix changes and costs related to new product introductions and manufacturing equipment and tooling.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $8.9 million for the three months ended June 30, 2000, $0.9 million higher than the same period in 1999. The implementation of a new enterprise-wide computer system at the U.S. Valves and FRL divisions in the first quarter, 2000 accounted for the majority of the increase. Incremental on-going costs related to this implementation were approximately $0.3 million per quarter. Additionally, the Company incurred approximately $0.3 million in one-time costs related to the implementation and enhancements to the system this quarter.

Operating Income. Operating income for the three months ended June 30, 2000 was $5.7 million compared to $5.3 million in the same period in 1999. This $0.4 million increase was primarily due to the increased sales for the period. Operating income in North America increased $0.2 million, or 3.2%, and the international segment's operating income increased $0.2 million.

Interest and Other Financing Expenses. Interest expense increased $0.1 million to $4.2 million in the second quarter of 2000 from $4.1 million in 1999.

Other Expense. Other expense of $0.4 million for the three months ended June 30, 2000 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, substantially the same as the unrealized foreign exchange losses reported in the three months ended June 30, 1999.

Net Income. Due to the factors discussed above, net income increased $0.2 million, to $0.5 million during the three months ended June 30, 2000 from $0.3 million in the second quarter of 1999.

Six Months Ended June 30, 2000 Compared With Six Months Ended
June 30, 1999

Net Sales. Net sales of $76.7 million for the six months ended June 30, 2000 were 12.1% higher than the $68.4 million in the same period of 1999 principally due to the rebound of the pneumatic market. Net sales of traditional valve products increased 5.6% or $2.2 million while net sales of other products increased 14.7% or $3.0 million and cylinder sales increased 32.5% or $3.1 million. North American sales increased 13.7% or $7.9 million and international sales increased 3.5% or $0.4 million.

Gross Profit. Gross profit was $29.4 million, or 38.3% of net sales, for the six months ended June 30, 2000 compared with $26.0 million, or 38.0% of net sales, in the same period of 1999. Efficiencies related to the increased sales level contributed to this improvement in gross margin.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $17.4 million for the six months ended June 30, 2000, $1.6 million higher than the $15.8 million in the same period of 1999. This increase was primarily attributable to expanded marketing programs, professional fees, and costs associated with the implementation of a new enterprise-wide computer system at the U.S. Valves and FRL divisions in the first quarter, 2000. Incremental ongoing costs related to the computer system were $0.7 million while incremental one-time costs for implementation and enhancements to the system were $0.5 million

Operating Income. Operating income for the six months ended June 30, 2000 was $11.7 million compared to $10.0 million in the same period in 1999. This $1.7 million increase was primarily due to the increased sales levels. Operating income in North America increased $1.0 million, or 9.6%, while the international segment's operating income increased $0.7 million.

Interest and Other Financing Expenses. Interest expense increased $0.4 million to $8.4 million in the first six months of 2000 from $8.0 million in 1999 as a result of the general increase in interest rates.

Other Expense. Other expense of $1.0 million for the six months ended June 30, 2000 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $1.3 million in the six months ended June 30, 1999.

Net Income. Due to the factors discussed above, net income increased $1.1 million, to $1.2 million during the six months ended June 30, 2000 from $0.1 million in the first six months of 1999.

Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Working capital was $45.3 million at June 30, 2000 compared to $41.2 million at December 31, 1999. The increase was primarily attributable to a $2.7 million increase in accounts receivable and a $2.3 million increase in inventories, offset by a $0.6 million increase in the liability for income and single business tax. Total assets were $118.5 million at June 30, 2000 compared to $114.6 million at December 31, 1999. This increase was mainly due to the changes in accounts receivable and inventory mentioned above.

Total debt outstanding was $164.2 million at June 30, 2000 compared to $162.4 million at December 31, 1999. This increase was used primarily to fund the increases in the Company's working capital. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $34.9 million as of June 30, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to June 30, 2000.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit             Description
     -------             -----------

       27                Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By:   /s/ Robert P. Robeson
   ---------------------------------------
          Robert P. Robeson
          Vice President, Treasurer and
          Chief Financial Officer

Date:          August 8, 2000
     -------------------------------------