Form 10-Q
period 2000-09-30
NUMATICS INC
filed 2000-11-09
CIK 1007298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended           September 30, 2000
                               -------------------------------------------------

Commission File Number                  333-51355
                      ----------------------------------------------------------


                            NUMATICS, INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Michigan                                     38-2955710
--------------------------------------------------------------------------------
(State or other jurisdiction of                   Identification Number)
incorporation or organization)                       (I.R.S. Employer

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

                            Yes   X     No _______
                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common Stock - 2,659,575 shares as of November 7, 2000

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

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Numatics, Incorporated
  Consolidated Statements of Operations

                                                            (Unaudited)                            (Unaudited)
                                                         Three Months Ended                     Nine Months Ended
                                                            September 30                           September 30
                                                    -------------------------------        -------------------------------
                                                        2000                1999                2000               1999
                                                    -----------         -----------        ------------       ------------
  Net sales                                         $36,596,534         $35,249,776        $113,300,074       $103,694,410

  Costs and expenses:
          Costs of products sold                     22,897,103          22,178,135          70,249,923         64,597,935
          Marketing, engineering, general and
            administrative                            8,401,621           7,817,142          25,801,756         23,588,063
          Single business tax                           103,500             121,190             332,200            388,250
                                                    -----------         -----------        ------------       ------------

  Operating income                                    5,194,310           5,133,309          16,916,195         15,120,162

  Other expenses
          Interest and other financing expenses       4,215,712           3,988,035          12,588,476         11,991,628

          Other                                         600,921            (403,567)          1,644,098            936,557
                                                    -----------         -----------        ------------       ------------

  Income before income taxes                            377,677           1,548,841           2,683,621          2,191,977

  Income taxes                                          333,594             570,989           1,453,084          1,153,278
                                                    -----------         -----------        ------------       ------------

  Net income                                        $    44,083         $   977,852        $  1,230,537       $  1,038,699
                                                    ===========         ===========        ============       ============

See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                         (Unaudited)
                                                                         September 30               December 31
                                                                             2000                      1999
                                                                         ------------              ------------
                                ASSETS
Current assets:
  Cash and equivalents                                                   $  1,290,197              $  1,552,063
  Accounts receivable                                                      26,173,552                23,964,195
  Inventories                                                              38,205,201                35,377,585
  Other current assets                                                      4,187,932                 3,816,348
                                                                         ------------              ------------
        Total current assets                                               69,856,882                64,710,191
Other assets:
  Goodwill, net of accumulated amortization                                 5,465,727                 6,123,496
  Other intangible assets, net of accumulated amortization                  4,548,523                 5,217,320
  Deferred income taxes                                                     3,056,341                 2,609,032
  Investment in affiliates                                                  2,192,646                 2,294,454
  Other                                                                       216,729                   386,002
                                                                         ------------              ------------
                                                                           15,479,966                16,630,304
Properties:
  Land                                                                      1,354,907                 1,489,357
  Buildings and improvements                                               14,338,637                14,099,546
  Machinery and equipment                                                  51,318,462                48,190,493
                                                                         ------------              ------------
                                                                           67,012,006                63,779,396
  Less accumulated depreciation                                           (34,310,412)              (30,567,303)
                                                                         ------------              ------------
                                                                           32,701,594                33,212,093
                                                                         ------------              ------------
                                                                         $118,038,442              $114,552,588
                                                                         ============              ============

               LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                                 $  7,765,564              $ 10,370,630
  Accrued expenses                                                          1,951,247                 1,601,220
  Accrued interest                                                          5,730,203                 2,966,874
  Compensation and employee benefits                                        4,427,162                 4,614,723
  Income and single business tax                                            1,367,987                   580,713
  Current portion of long term debt                                         3,360,147                 3,414,651
                                                                         ------------              ------------
        Total current liabilities                                          24,602,310                23,548,811

Long term debt, less current portion                                      159,531,424               158,977,572
Deferred retirement benefits                                                5,959,464                 5,173,025
Deferred income taxes                                                               -                    63,594

Minority interest in subsidiaries (redeemable upon the
        happening of certain events outside the control of
        the Company: $593,228 in 2000 and $1,015,818
        in 1999)                                                              734,431                   683,987

Common stock $.01 par value, 9,950,000 shares
        authorized; 2,659,575 shares outstanding and
        related additional paid in capital                                  4,602,151                 4,602,151
Accumulated deficiency                                                    (76,982,721)              (78,213,258)
Equity adjustment from foreign currency translation                          (408,617)                 (283,294)
                                                                         ------------              ------------
                                                                          (72,789,187)              (73,894,401)
                                                                         ------------              ------------
                                                                         $118,038,442              $114,552,588
                                                                         ============              ============

See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                                 (Unaudited)
                                                                              Nine Months Ended
                                                                                 September 30
                                                                         ----------------------------
                                                                              2000             1999
                                                                         -----------      -----------
Operating activities
Net income                                                               $ 1,230,537      $ 1,038,699
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                          4,011,120        3,337,413
     Amortization                                                          1,030,440          923,688
     Minority interest expense                                                50,444          141,507
     Deferred taxes                                                         (488,512)        (408,459)
     Deferred retirement benefits                                            786,440          667,569
     Unrealized foreign currency losses                                    1,430,901          698,765
     Changes in operating assets and liabilities:
      Trade receivables                                                   (2,826,522)      (2,019,801)
      Inventories                                                         (3,835,714)      (1,577,010)
      Other current assets                                                   146,403         (399,133)
      Accounts payable and accrued expenses                                  740,260        3,169,559
      Compensation and employee benefits                                    (167,433)        (289,496)
      Income and single business taxes                                       576,190        1,131,685
                                                                         -----------      -----------
Net cash provided by operating activities                                  2,684,554        6,414,986

Investing activities
Capital expenditures                                                      (4,033,711)      (5,224,026)
Other investments                                                            218,160         (408,486)
                                                                         -----------      -----------
Net cash used in investing activities                                     (3,815,551)      (5,632,512)

Financing activities
Proceeds from long-term borrowing                                          1,507,208                -
Debt repayments                                                             (447,518)        (688,347)
Debt issuance costs                                                                -           63,235
                                                                         -----------      -----------
Net cash provided by (used in) financing activities                        1,059,690         (625,112)
Effect of exchange rate changes on cash                                     (190,559)        (136,329)
                                                                         -----------      -----------
Net increase (decrease) in cash and equivalents                             (261,866)          21,033
Cash and equivalents at beginning of period                                1,552,063        1,186,082
                                                                         -----------      -----------
Cash and equivalents at end of period                                    $ 1,290,197      $ 1,207,115
                                                                         ===========      ===========

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The Financial Accounting Standards Board issued "Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities." The Company plans to adopt this statement on January 1, 2001 with no material effect on the Company's financial statements.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin has no effect on the Company's financial statements.

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month and nine-month periods ended September 30, 2000 and 1999 are as follows:

                                     Three Months Ended                Nine Months Ended
                                        September 30                      September 30
                                ---------------------------       -------------------------
                                   2000             1999             2000           1999
                                ----------       ----------       ----------     ----------
    Net earnings                $   44,083       $  977,852       $1,230,537     $1,038,699
    Foreign currency
     translation adjustments      (113,229)         (47,639)        (125,323)       336,867
                                ----------       ----------       ----------     ----------
                                $  (69,146)      $  930,213       $1,105,214     $1,375,566

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

The components of accumulated comprehensive income at September 30, 2000 and December 31, 1999 are as follows:

                                                       9/30/2000     12/31/1999
                                                      ----------    -----------
          Foreign currency translation adjustments    $ (408,617)   $  (283,294)
                                                      ==========    ===========

3.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                     Three Months Ended             Nine Months Ended
                                        September 30                   September 30
                               ----------------------------    ----------------------------
                                   2000            1999            2000            1999
                               ------------    ------------    ------------    ------------
Net sales
      North America             $30,798,259     $30,350,822    $ 96,117,441    $ 87,798,087
      International               5,798,275       4,898,954      17,182,633      15,896,323
                               ------------    ------------    ------------    ------------
                                $36,596,534     $35,249,776    $113,300,074    $103,694,410

                                     Three Months Ended             Nine Months Ended
                                        September 30                   September 30
                               ----------------------------    ----------------------------
                                   2000            1999            2000            1999
                               ------------    ------------    -------------   ------------
Operating income (loss)
      North America            $  4,855,186    $  5,280,010     $ 15,977,074   $ 15,427,084
      International                 339,124        (146,701)         939,121       (306,922)
                               ------------    ------------     ------------   ------------
                               $  5,194,310    $  5,133,309     $ 16,916,195   $ 15,120,162

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8 % senior subordinated notes issued by Numatics, Incorporated in 1998 are guaranteed by the Company's United States subsidiaries in which it owns 100 % of the voting stock. Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the Notes.

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of September 30, 2000 and December 31, 1999, consolidating condensed statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and consolidating condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                 BALANCE SHEET
                              September 30, 2000

                                                                                  Non-
                                                                 Guarantor     Guarantor
                                                   Parent      Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                               --------------------------------------------------------------------------
Trade receivables                               $ 15,094,814     $2,474,697    $ 8,604,041   $          -    $ 26,173,552
Inventories                                       22,507,006      4,674,050     12,237,145     (1,213,000)     38,205,201
Other                                              3,359,073        535,783      1,583,273              -       5,478,129
                                               --------------------------------------------------------------------------
Total current assets                              40,960,893      7,684,530     22,424,459     (1,213,000)     69,856,882
Goodwill, net of accumulated amortization          1,361,592              -      2,700,460      1,403,675       5,465,727
Other                                             20,882,378         40,573        696,897    (11,605,609)     10,014,239
Intercompany amounts                              25,166,356        540,243      3,669,241    (29,375,840)              -
Property, plant and equipment, net of
 accumulated depreciation                         27,148,846      1,108,348      4,444,400              -      32,701,594
                                               --------------------------------------------------------------------------
                                                $115,520,065     $9,373,694    $33,935,457   $(40,790,774)   $118,038,442
                                               ==========================================================================
Accounts payable and accrued expenses           $ 11,399,781     $1,099,587    $ 2,947,646              -    $ 15,447,014
Compensation and employee benefits                 2,988,846        157,256      1,281,060              -       4,427,162
Current portion of long-term debt                  2,804,801              -        522,346              -       3,360,147
Other                                                707,154           (766)       661,599              -       1,367,987
                                               --------------------------------------------------------------------------
Total current liabilities                         17,900,582      1,256,077      5,445,651              -      24,602,310
Long-term debt less current portion              153,444,895        277,024      5,809,505              -     159,531,424
Other                                              5,959,464              -              -        734,431       6,693,895
Intercompany amounts                              11,424,487      4,429,812     13,521,541    (29,375,840)              -
Accumulated earnings (deficiency)                (73,209,363)     3,410,781      9,158,760    (12,149,365)    (72,789,187)
                                               --------------------------------------------------------------------------
                                                $115,520,065     $9,373,694    $33,935,457   $(40,790,774)   $118,038,442
                                               ==========================================================================

                                 BALANCE SHEET
                               December 31, 1999

                                                                                 Non-
                                                                Guarantor     Guarantor
                                                   Parent      Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                               -------------------------------------------------------------------------
Trade receivables                               $ 12,880,427     $2,837,294   $ 8,246,474   $          -    $ 23,964,195
Inventories                                       19,558,547      4,752,589    12,404,449     (1,338,000)     35,377,585
Other                                              3,237,081        620,917     1,510,413              -       5,368,411
                                               -------------------------------------------------------------------------
Total current assets                              35,676,055      8,210,800    22,161,336     (1,338,000)     64,710,191
Goodwill, net of accumulated amortization          1,429,281              -     3,123,842      1,570,373       6,123,496
Other                                             19,611,630         40,172       178,188     (9,323,182)     10,506,808
Intercompany amounts                              25,530,618        466,158     4,234,758    (30,231,534)              -
Property, plant and equipment, net of
 accumulated depreciation                         27,343,326        959,693     4,909,074              -      33,212,093
                                               -------------------------------------------------------------------------
                                                $109,590,910     $9,676,823   $34,607,198   $(39,322,343)   $114,552,588
                                               -------------------------------------------------------------------------

Accounts payable and accrued expenses           $ 10,313,402     $1,287,689   $ 3,337,633              -    $ 14,938,724
Compensation and employee benefits                 3,072,524        158,014     1,384,185              -       4,614,723
Current portion of long-term debt                  2,843,227              -       571,424              -       3,414,651
Other                                                392,003         80,034       108,676              -         580,713
                                               -------------------------------------------------------------------------
Total current liabilities                         16,621,156      1,525,737     5,401,918              -      23,548,811
Long-term debt less current portion              152,003,109        354,414     6,620,049              -     158,977,572
Other                                              5,173,025              -        63,595        683,986       5,920,606
Intercompany amounts                               9,460,130      4,628,788    16,142,616    (30,231,534)              -
Accumulated earnings (deficiency)                (73,666,510)     3,167,884     6,379,020     (9,774,795)    (73,894,401)
                                               -------------------------------------------------------------------------
                                                $109,590,910     $9,676,823   $34,607,198   $(39,322,343)   $114,552,588
                                               =========================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF OPERATIONS
                     Three Months Ended September 30, 2000

                                                                    Non-
                                                   Guarantor     Guarantor
                                      Parent      Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ----------------------------------------------------------------------
Net sales                          $ 26,235,086   $  4,746,430  $ 12,676,018  $ (7,061,000)  $ 36,596,534
Costs and expenses                   22,047,199      4,725,032    11,649,427    (7,019,434)    31,402,224
                                   ----------------------------------------------------------------------
Operating income                      4,187,887         21,398     1,026,591       (41,566)     5,194,310
Interest and other                    4,330,655          3,246       801,887        14,439      5,150,227
                                   ----------------------------------------------------------------------
Net income (loss)                  $   (142,768)  $     18,152  $    224,704  $    (56,005)  $     44,083
                                   ======================================================================

                            STATEMENT OF OPERATIONS
                     Three Months Ended September 30, 1999

                                                                   Non-
                                                  Guarantor     Guarantor
                                      Parent     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ---------------------------------------------------------------------
Net sales                          $ 25,588,272  $  4,928,220  $ 11,751,284  $ (7,018,000)  $ 35,249,776
Costs and expenses                   21,271,950     4,385,115    11,369,730    (6,910,328)    30,116,467
                                   ---------------------------------------------------------------------
Operating income                      4,316,322       543,105       381,554      (107,672)     5,133,309
Interest and other                    3,852,929       226,479        14,679        61,370      4,155,457
                                   ---------------------------------------------------------------------
Net income                         $    463,393  $    316,626  $    366,875  $   (169,042)  $    977,852
                                   =====================================================================

                            STATEMENT OF OPERATIONS
                     Nine Months Ended September 30, 2000

                                                                   Non-
                                                  Guarantor     Guarantor
                                      Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                   -----------------------------------------------------------------------
Net sales                          $ 81,890,997  $ 14,594,971  $ 38,946,106  $ (22,132,000)  $ 113,300,074
Costs and expenses                   68,423,059    14,169,910    35,881,212    (22,090,302)     96,383,879
                                   -----------------------------------------------------------------------
Operating income                     13,467,938       425,061     3,064,894        (41,698)     16,916,195
Interest and other                   13,019,544       182,161     2,433,509         50,444      15,685,658
                                   -----------------------------------------------------------------------
Net income                         $    448,394  $    242,900  $    631,385  $     (92,142)  $   1,230,537
                                   =======================================================================

                            STATEMENT OF OPERATIONS
                      Nine Months Ended September 30, 1999

                                                                   Non-
                                                  Guarantor     Guarantor
                                      Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                   -----------------------------------------------------------------------
Net sales                          $ 74,011,537  $ 14,034,862  $ 35,825,011  $ (20,177,000)  $ 103,694,410
Costs and expenses                   61,225,436    12,806,590    34,344,206    (19,801,984)     88,574,248
                                   -----------------------------------------------------------------------
Operating income                     12,786,101     1,228,272     1,480,805       (375,016)     15,120,162
Interest and other                   12,122,247       483,053     1,334,656        141,507      14,081,463
                                   -----------------------------------------------------------------------
Net income                         $    663,854  $    745,219  $    146,149  $    (516,523)  $   1,038,699
                                   =======================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000

4.          GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF CASH FLOWS
                     Nine Months ended September 30, 2000

                                                                                Non-
                                                               Guarantor      Guarantor
                                                  Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                               -----------------------------------------------------------------------
Net cash provided by operating activities      $ 1,886,026      $ 523,132      $ 275,396   $          -    $ 2,684,554

Cash flows from investing activities:
 Capital expenditures                           (3,137,950)      (355,838)      (539,923)             -     (4,033,711)
 Other investments                                 227,596           (400)        (9,036)             -        218,160
                                               -----------------------------------------------------------------------
Net cash used in investing activities           (2,910,354)      (356,238)      (548,959)             -     (3,815,551)

Cash flows from financing activities:
 Proceeds from borrowing                         1,529,901              -        (22,693)             -      1,507,208
 Debt repayments                                  (370,128)       (77,390)             -              -       (447,518)
 Other                                                  (1)             -        (63,925)      (126,633)      (190,559)
                                               -----------------------------------------------------------------------
Net cash provided by (used in) financing         1,159,772        (77,390)       (86,618)      (126,633)       869,131
 activities

Intercompany accounts                             (220,961)      (273,062)       367,390        126,633              -
                                               -----------------------------------------------------------------------
Net increase (decrease) in cash                    (85,517)      (183,558)         7,209              -       (261,866)
Cash and equivalents at beginning of year          116,240        531,357        904,466              -      1,552,063
                                               -----------------------------------------------------------------------
Cash and equivalents at end of period          $    30,723      $ 347,799      $ 911,675   $          -    $ 1,290,197
                                               =======================================================================

                            STATEMENT OF CASH FLOWS
                     Nine Months ended September 30, 1999

                                                                                Non-
                                                               Guarantor      Guarantor
                                                  Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                               -----------------------------------------------------------------------
Net cash provided by (used in) operating       $ 5,790,127      $ 343,301      $ 281,558   $          -    $ 6,414,986
 activities

Cash flows from investing activities:
 Capital expenditures                           (4,219,069)      (324,784)      (680,173)             -     (5,224,026)
 Other investments                                (490,984)        73,416          9,082              -       (408,486)
                                               -----------------------------------------------------------------------
Net cash used in investing activities           (4,710,053)      (251,368)      (671,091)             -     (5,632,512)

Cash flows from financing activities:
 Debt repayments                                  (760,290)             -         71,943              -       (688,347)
 Debt issuance costs                                     -              -         63,235              -         63,235
 Other                                                   -              -        (19,134)      (117,195)      (136,329)
                                               -----------------------------------------------------------------------
Net cash provided by (used in) financing          (760,290)             -        116,044                      (761,441)
 activities                                                                                    (117,195)

Intercompany accounts                             (274,056)        27,465        129,396        117,195              -
                                               -----------------------------------------------------------------------
Net increase (decrease) in cash                     45,728        119,398       (144,093)             -         21,033
Cash and equivalents at beginning of year          111,493        133,587        941,002              -      1,186,082
                                               -----------------------------------------------------------------------
Cash and equivalents at end of period          $   157,221      $ 252,985      $ 796,909   $          -    $ 1,207,115
                                               =======================================================================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

Net Sales. Net sales of $36.6 million for the three months ended September 30, 2000 were 3.8% higher than the $35.2 million in the same period of 1999. Net sales of traditional valve products increased 3.3% or $0.6 million while net sales of cylinder products increased 14.4% or $0.7 million and other sales remained constant. North American sales increased 1.5% or $0.4 million and international sales increased 18.4% or $0.9 million.

Gross Profit. Gross profit was $13.7 million, or 37.4% of net sales, for the three months ended September 30, 2000 compared with $13.1 million, or 37.1% of net sales, in the same period of 1999. This increase resulted from volume efficiencies on the increased sales.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $8.4 million for the three months ended September 30, 2000, $0.6 million higher than the same period in 1999. The implementation of a new enterprise-wide computer system at the U.S. Valves and FRL divisions in the first quarter, 2000 accounted for the majority of the increase. Incremental ongoing costs related to this implementation were approximately $0.3 million per quarter. Additionally, the Company incurred approximately $0.1 million in one-time costs related to the implementation and enhancements to the system this quarter.

Operating Income. Operating income for the three months ended September 30, 2000 was $5.2 million compared to $5.1 million in the same period in 1999. This $0.1 million increase was primarily due to the increased sales for the period, offset by higher marketing, engineering, general and administrative expenses. Operating income in North America decreased $0.4 million, or 8.0%, and the international segment's operating income increased $0.5 million.

Interest and Other Financing Expenses. Interest expense increased $0.2 million to $4.2 million in the third quarter of 2000 from $4.0 million in 1999 as a result of the general increase in interest rates.

Other Expense. Other expense of $0.6 million for the three months ended September 30, 2000 was attributable to unrealized foreign exchange losses which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to an unrealized foreign exchange gain of $0.4 million for the three months ended September 30, 1999.

Net Income. Due to the factors discussed above, net income decreased $0.9 million, to near break-even during the three months ended September 30, 2000 from $1.0 million in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

Net Sales. Net sales of $113.3 million for the nine months ended September 30, 2000 were 9.3% higher than the $103.7 million in the same period of 1999 principally due to the rebound of the pneumatic market and product and market expansions. Net sales of traditional valve products increased 4.8% or $2.8 million while net sales of other products increased 9.7% or $3.0 million and cylinder sales increased 26.4% or $3.8 million. North American sales increased 9.5% or $8.3 million and international sales increased 8.1% or $1.3 million.

Gross Profit. Gross profit was $43.1 million, or 38.0% of net sales, for the nine months ended September 30, 2000 compared with $39.1 million, or 37.7% of net sales, in the same period of 1999. Efficiencies related to the increased sales level contributed to this improvement in gross margin.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $25.8 million for the nine months ended September 30, 2000, $2.2 million higher than the $23.6 million in the same period of 1999. This increase was primarily attributable to expanded marketing programs, professional fees, and costs associated with the implementation of a new enterprise-wide computer system at the U.S. Valves and FRL divisions in the first quarter, 2000. Incremental ongoing costs related to the computer system were $1.0 million while incremental one-time costs for implementation and enhancements to the system were $0.6 million

Operating Income. Operating income for the nine months ended September 30, 2000 was $16.9 million compared to $15.1 million in the same period in 1999. This $1.8 million increase was primarily due to the increased sales levels.
Operating income in North America increased $0.6 million, or 3.6%, while the international segment's operating income increased $1.2 million.

Interest and Other Financing Expenses. Interest expense increased $0.6 million to $12.6 million in the first nine months of 2000 from $12.0 million in 1999 as a result of the general increase in interest rates.

Other Expense. Other expense of $1.6 million for the nine months ended September 30, 2000 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.9 million in the nine months ended September 30, 1999.

Net Income. Due to the factors discussed above, net income increased $0.2 million, to $1.2 million during the nine months ended September 30, 2000 from $1.0 million in the first nine months of 1999.

Liquidity and Capital Resources

Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Working capital was $45.3 million at September 30, 2000 compared to $41.2 million at December 31, 1999. The increase was primarily attributable to a $2.2 million increase in accounts receivable and a $2.8 million increase in inventories, offset by a $0.8 million increase in the liability for income and single business tax. Total assets were $118.0 million at September 30, 2000 compared to $114.6 million at December 31, 1999. This increase was mainly due to the changes in accounts receivable and inventory mentioned above.

Total debt outstanding was $162.8 million at September 30, 2000 compared to $162.4 million at December 31, 1999. This increase was used primarily to fund the increases in the Company's working capital. The Company estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $34.4 million as of September 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to September 30, 2000.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits

    Exhibit    Description
    -------    -----------

     10.8.1 Numatics, Incorporated Incentive Plan adopted June 29, 2000 ** 61,000 shares offered at $17.50, 4 year vesting

     10.8.2    Form of Stock Transfer Agreement referred to in Incentive Plan **

     27        Financial Data Schedule

     ** Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.



                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By:   /s/ Robert P. Robeson
   ---------------------------------
      Robert P. Robeson
      Vice President, Treasurer and
      Chief Financial Officer


Date: November 7, 2000
     ------------------------------