Form 10-K405
period 2000-12-31
NUMATICS INC
filed 2001-03-30
CIK 1007298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[_] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
       For the transition period from _____________ to _______________

                       Commission file number:  333-51355

                             NUMATICS, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


          Michigan                                        38-2955710
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                              Number)

            1450 North Milford Road, Milford, Michigan        48357
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

Indicate the number of shares outstanding of each of registrant's classes of
common stock, as of the latest practicable date:   Common Stock 2,607,318 shares
as of March 29, 2001

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

                                     PART I

ITEM 1.  BUSINESS

     Numatics, Incorporated ("Numatics" and, together with its subsidiaries, the "Company") is a global manufacturer and marketer, both directly and through its subsidiaries, of pneumatic valves, actuators, and related specialty products. The Company's principal market is the United States, in which it is the largest manufacturer in its core product: directional control, base mounted, 4-way pneumatic valves. The Company also conducts operations in several foreign countries, including Canada, Germany, England, Italy, France, the Netherlands, Hungary, Taiwan and Mexico.

     Numatics was incorporated in 1990 to purchase the assets of its predecessor corporation. Its common stock is privately held, principally by management.

     In 1998, in an exchange offer registered under the Securities Act of 1933, Numatics issued $115.0 million of Series B 9 5/8% senior subordinated notes (the "Series B Notes") in exchange for a substantially identical series of senior subordinated notes it had issued in a private placement earlier that year. The Series B Notes are guaranteed by all of Numatics' domestic subsidiaries. Some additional information concerning the Series B Notes and the indenture under which they were issued is provided below under "Risk Factors --Leverage," "-- Subordination," and "--Possible Inability to Repurchase Series B Notes Upon a Change in Control," and in Note 2 to the Company's 2000 consolidated audited financial statements. More extensive information concerning the Series B Notes is contained in the Form S-4 registration statement (SEC File No. 333-51355) under which the Series B Notes were registered for purposes of the exchange offer, which can be found at the SEC's web site (www.sec.gov).

2000 Acquisitions
-----------------

     During 2000, Numatics acquired the 20% equity interest in its subsidiary, Ultra Air Products, Inc., which it did not hold previously, making Ultra Air Products, Inc. a wholly owned subsidiary. During 2000, Numatics also acquired the 10% equity interest in its subsidiary, Microsmith, Inc., which it did not hold previously, making Microsmith, Inc. a wholly owned subsidiary.

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

     Leverage. The Company is highly leveraged. On December 31, 2000, the Company had total indebtedness of approximately $164.2 million and an accumulated deficiency of approximately $74.9 million. As of that date, the aggregate debt of the Company to which the Series B Notes are subordinated ("Senior Debt"), which includes borrowings under its bank term loan and revolving credit facility (the "Credit Facility"), was approximately $45.9 million, and approximately $15.5 million would have been available for additional borrowing under the Credit Facility, subject to borrowing base limitations. All outstanding Senior Debt was owed by Numatics and its German and Canadian subsidiaries and none by its domestic subsidiaries that have guaranteed the Series B Notes (the "Guarantors"), except that the Guarantors have guaranteed Numatics' borrowings under the Credit Facility. The indenture governing the Series B Notes permits the incurrence of additional indebtedness, including Senior Debt, by Numatics and its subsidiaries in the future, subject to certain limitations.

     The Company's current annual debt service requirement is approximately $19.8 million. The Company's ability to make scheduled payments of principal of or interest on, or to refinance, its indebtedness (including the Series B Notes) will depend on its future performance, which to some extent is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. Based upon the Company's current level of operations and future business which has been awarded, management believes that cash flow from operations and available cash, together with available borrowings under the Credit Facility, will be adequate to meet the Company's future liquidity needs until December 31, 2001, before which time the Company would expect to replace the Credit Facility, as discussed below under "Default Under Credit Facility and Need to Refinance". However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth opportunities and operating improvements will be realized, or that future borrowings will be available under the Credit Facility, or a replacement credit facility, in an amount sufficient to enable the Company to service its indebtedness, including the Series B Notes, or to fund its other liquidity needs. The Credit Facility, the term loans under it, and a $2.5 million industrial revenue bond for which the Company is responsible under the facility mature prior to the maturity of the Series B Notes, and there can be no assurance that the Company will be able to replace the Credit Facility, or refinance any other indebtedness, on commercially reasonable terms or at all.

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

     Default Under Credit Facility and Need to Refinance. As of December 31, 2000, the Company was in default under certain of the financial covenants in the Credit Facility. In March 2001, the Company and its bank lenders entered into an amendment to the Credit Facility that, among other things, waived the past defaults, changed the scheduled termination dates of the Credit Facility to June 30, 2002, and established new financial covenants.

     In connection with the amendment of the Credit Facility, the Company plans to begin seeking financing from other sources to replace the Credit Facility. While the Company believes it will be able to arrange alternative financing, there can be no assurance that this will prove to be the case. If the Company were unable to obtain new financing, and if it were to default under any of the financial covenants in the Credit Facility, the Credit Facility lenders would have the right to stop making revolving credit advances and to declare all of the Company's indebtedness under the Credit Facility immediately due and payable.

     The interest rates payable under the terms of any new financing arrangement will be higher than those currently payable under the Credit Facility, thus increasing its annual debt service requirement and heightening the risks described above under "Leverage."

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


     The Company derives a significant portion of its revenue from Numatics' foreign subsidiaries, which have not guaranteed the Series B Notes. Holders of indebtedness of, and trade creditors of, those foreign subsidiaries generally would be entitled to payment of their claims from the assets of the affected subsidiaries before any of those assets are made available for distribution to Numatics. The indenture governing the Series B Notes permits the incurrence of substantial additional indebtedness by Numatics' foreign subsidiaries and permits investments by Numatics or other subsidiaries in those subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of a subsidiary that has not guaranteed the Series B Notes, holders of any of that subsidiary's indebtedness will have a claim to the assets of the subsidiary that is prior to Numatics' interest in those assets. As of December 31, 2000, the total liabilities of subsidiaries that have not guaranteed the Series B Notes was $11.5 million.


     Dependence upon John Welker. The Company's continued success will be substantially dependent upon the efforts of John Welker. Mr. Welker has been Numatics' Chairman, President, and Chief Executive Officer since 1990. He also owns over 75% and controls the vote of over 93% of Numatics' outstanding common stock, which means he is in a position to elect its Board of Directors and to control its management, policies, and operations. When he acts in his capacity as a Numatics shareholder, Mr. Welker does not owe fiduciary duties to holders of Series B Notes or other Numatics' investors.

     The Company could be adversely affected if Mr. Welker were to become unwilling or unable to continue as head of Numatics' management team. It is an event of default under the Credit Facility if Mr. Welker ceases to be the President and Chief Executive Officer of Numatics or ceases to have the ability to elect a majority of its directors and if he is not replaced by a person satisfactory to the Credit Facility lenders. The Company maintains $22.5 million of key-man life insurance on Mr. Welker's life, but that amount would not be sufficient to retire all existing indebtedness under the Credit Facility should it become necessary to do so.


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


     The Company also is permitted under the indenture to enter into certain transactions, including certain recapitalizations, that would not constitute a Change of Control but would increase the amount of outstanding Senior Debt or indebtedness on parity with the Series B Notes.


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

Products
--------

     The Company offers a complete line of pneumatic components, which can be described in three groups: valves, actuators, and specialty products. The Company's core product historically has been pneumatic valves. Over recent years, the Company has expanded into additional product lines, decreasing its dependence on valves through its product diversification strategy. The table that follows illustrates this diversification trend since 1995.


                                             1995                2000
                                      ------------------------------------
     Net Sales                              $125.8 million     $145.9 million

     Valves                                   67.5%              54.3%
     Actuators                                 8.4%              16.0%
     Specialty Products                       24.1%              29.7%
                                      ------------------------------------
     Total                                   100.0%             100.0%

     Valves. The Company is widely regarded as a leading manufacturer of high quality pneumatic valves used in fluid power applications. In a pneumatic system, the valve controls the flow of compressed air to an actuator (cylinder). The valve is the most important and complex component in any pneumatic system.

     The Company's success is largely derived from its proprietary "lapped spool and sleeve" technology developed by the Company's founder in the 1950s. The original design is used in the Company's valves today, although the manufacturing process has been improved continuously. The inner (spool) and outer (sleeve) components are a matched set, with the sleeve remaining stationary and the spool moving inside it to produce the switching of air flow. The sealing of the spool and sleeve is accomplished by the minute clearance between the two parts, measured in millionths of an inch, rather than by using soft rubber seals as in other designs. This minute clearance provides an air bearing, which avoids any metal-to-metal contact and allows frictionless movements, virtually eliminating heat and wear. This results in extremely long product life.

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

     The Company's valve sales were $83.0 million, $78.4 million, and $79.2 million in 1998, 1999, and 2000, respectively.

     Actuators. In a pneumatic system, the actuator (or cylinder) serves as an "arm" for an automated task, allowing an object to be moved.

     The Company's actuator line includes: standard tie-rod cylinders, made to National Fluid Power Association specifications, its "M" series actuator, a non-repairable miniature cylinder, a rodless cylinder based on technology it acquired in connection with its purchase of 12% of the stock of Univer, a large manufacturer of pneumatic products in Italy, rotary actuators, and a variety of small actuators.

     The Company's actuator sales were $17.8 million, $20.0 million, and $23.4 million in 1998, 1999, and 2000, respectively.

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

     For several years, FRLs have been produced for the Company under a private label arrangement by an independent manufacturer. In 1997, the Company began manufacturing some of its own FRL products, which are expected to replace a majority of the private label products.

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

     The Company's specialty products sales were $38.6 million, $41.8 million, and

$43.3 million in 1998, 1999, and 2000, respectively.

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

Customers, Marketing, and Distribution
--------------------------------------

     The Company's customers consist of end users, machinery manufacturers (which incorporate the Company's products in their machines), and distributors. As is common practice in the U.S. market, end users and machinery manufacturers generally purchase the Company's products through its network of distributors. Alternatively, in international markets, customers typically purchase directly from the Company. In some cases, the end user will specify the Company's products, regardless of distribution channel. The products sold by the Company are utilized in a diverse group of industries, and no one customer accounted for more than 2.8 % of total net sales in 2000.

     Approximately 57.0% of the Company's net sales in 2000 were from sales to distributors. The Company believes it maintains excellent relationships with its distributor network, which consists of over 115 distributors, including over 75 in North America, 14 in Europe, 15 in Asia and 8 in South America.

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

     The Company has a direct sales force of 167 employees, who sell to over 9,000 direct customers worldwide, of which a significant portion are outside the United States. The Company also has maintained direct selling efforts with certain large end users and machinery manufacturers in North America.

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

     The Company stresses quality control in all of its manufacturing and distribution facilities, and each valve is individually tested to meet specific tolerances before it can be shipped. Currently, the facilities in Germany and Canada are ISO certified. Additionally, all of the Company's domestic manufacturing facilities were ISO certified, or recommended for ISO certification by the end of 2000. The Company believes that achieving ISO certification at each of its manufacturing facilities is a significant factor in maintaining its competitive position.

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

International Operations
------------------------

     Numatics, Ltd. in Ontario, Canada and Numatics GmbH in Germany operate manufacturing facilities, both of which are ISO certified. Numatics, Ltd. markets a full line of the Company's products to the Canadian market and manufactures, among other products, lockout valves for the Company's worldwide needs. Numatics GmbH manufactures some of the Company's products and markets a full line of Numatics' components to customers in Europe and Africa. Numatics GmbH maintains a dedicated engineering staff, which works together with the Company's North American engineering personnel. Numatics' other foreign operations primarily are sales and distribution facilities.

     International sales accounted for approximately 15.0% of the Company's 2000 net sales, and international assets accounted for approximately 14.7% of its total assets as of December 31, 2000. For additional financial information regarding foreign sales and exports, see Note 7 of the notes to the Company's audited consolidated financial statements filed as exhibit 99.1 to this Form 10-K.

Employees
---------

     At December 31, 2000, the Company had 896 employees. Approximately 100 of those employees at that time were represented by the United Auto Workers under a contract expiring on March 17, 2002. The Company considers its employee relations to be good.

Environmental Matters
---------------------

     The Company's plant on North Milford Road in Highland, Michigan, is the site of a groundwater contamination problem that became known in the early 1980s. The contamination was caused by a chemical (trichloroethylene) that was used for many years to degrease parts but which has not been used at the site since the early 1970s. A soil vapor extraction system was used to clean up the soil contamination, and a pump and treat system has been installed to purge the groundwater. The soil cleanup has been completed, but completion of the groundwater remediation is expected to take approximately another seven years. Based on past expenditures and its current evaluation of site conditions, management expects to spend approximately $70,000 annually to complete the groundwater remediation. The Company has recorded a reserve for these future expenditures, which at December 31, 2000 was approximately $500,000. Management believes this reserve will be adequate to complete the remediation, although actual expenditures will depend on actual site conditions and other factors and are subject to change.

     In 1989, a fluid spill site containing PCBs was discovered at the Company's East Highland Road facility in Highland, Michigan. The source of the PCBs is believed to be a transformer that was accidentally ruptured in 1973 while sitting on the ground awaiting disposal. The area of the spill has been disturbed by subsequent paving of a portion of the area and soil removal following a non-PCB waste oil spill. Management estimates that future soils remedial work at this site will cost approximately $250,000.

     The sites discussed above are the only sites where the Company to date has identified any environmental contamination. However, most of the Company's facilities have been in operation for many years, and several of the facilities have undergone little or no invasive testing to determine the presence or absence of environmental contamination. Except as discussed above concerning the two identified sites, compliance by the Company with federal, state, and local laws and regulations pertaining to the discharge of material into the environment has not had any material effect upon the Company in conducting its business, and management currently does not anticipate that compliance with these laws and regulations in the future will have any material effect upon the Company in conducting its business. However, due to the nature of its current operations (and those of its predecessor), and the history of industrial uses at some of its facilities, the Company does face some risk of additional exposure to environmentally-related liabilities.

ITEM 2.  PROPERTIES

     The Company conducts its business in Company-owned facilities, totaling approximately 348,150 square feet, and leased facilities, totaling approximately 77,568 square feet, of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Company's various business units. Leases expire at various times through 2006, and the Company generally has extension options.

     The table that follows provides additional information concerning each of these facilities.

LOCATION                          SQUARE FEET     TYPE OF INTEREST         USES
-------------------------------------------------------------------------------------------------------------------------
United States
N. Milford Rd., Highland, MI        76,000             Owned               Company headquarters; valve components
Franklin, TN                        68,000             Owned               Actuators
Sandusky, MI                        57,300             Owned               Valves and solenoids
Lapeer, MI                          41,600             Owned               FRLs and air dryers
Wixom, MI                           12,400             Leased              Specialty valves
E. Highland Rd., Highland,          12,250             Owned               Warehousing
MI
Westlake, OH                        12,000             Leased              Grippers and guiding units
Forrester, MI                       10,000             Leased              Warehousing
Wixom, MI                            8,400             Owned               Distribution facility
Scottsdale, AZ                       2,900             Leased              Electronic componentry design and fabrication
Rochester, NY                        2,700             Leased              Distribution facility

International
St. Augustin, Germany               33,300             Owned               Valves and actuators
London, ON, Canada                  40,000             Owned               Valves and actuators
Leighton, Buzzard, England          11,300             Owned               Distribution and sales
Taipei, Taiwan                       8,000             Leased              Distribution and sales
Brescia, Italy                       7,700             Leased              Distribution and sales
Vancouver, BC, Canada                6,000             Leased              Distribution and sales
Puebla, Mexico                       5,000             Leased              Distribution and sales
Montreal, QB, Canada                 3,600             Leased              Distribution and sales
Paris, France                        3,400             Leased              Distribution and sales
Waardenburg, The Netherlands         1,600             Leased              Distribution and sales
Saltillo, Mexico                     1,307             Leased              Distribution and sales
Budapest, Hungary                      600             Leased              Distribution and sales
Barcelona, Spain                       361             Leased              Sales

ITEM 3.  LEGAL PROCEEDINGS

     Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Numatics' shareholders during the quarter ended December 31, 2000.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     Numatics' only authorized class of equity security is its common stock. On March 26, 2001, there were eight holders of the outstanding shares of the common stock, all but one of whom were Numatics employees. The common stock has no public trading market, all outstanding shares are subject to transfer restrictions, and the shares held by employees are subject to a Numatics repurchase option. See "Compensation Committee Interlocks and Insider Participation" under item 11.

     The common stock of the Company was split on the basis of 125 shares with a par value of $.01 per share for each issued and outstanding share effective May 15, 2000. In connection with the stock split, the authorized share capital was changed from the previously authorized 250,000 shares of common stock of the Company to 9,950,000 shares of common stock with a $.01 par value.

     To date, no dividends have been paid on the common stock, except for a $6 million extraordinary dividend paid on March 26, 1998. The agreements governing the Credit Facility and the indenture governing the Series B Notes substantially limit the payment of future dividends on the common stock, and no such dividends are expected to be declared or paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data (in thousands)

                                                              Year ended December 31
                                           2000           1999           1998           1997           1996
INCOME STATEMENT DATA
Net sales                                $145,861       $140,120       $139,415       $147,097       $132,015
Cost of products sold                      92,328         87,686         87,956         93,785         81,676
                                         --------------------------------------------------------------------
Gross profit                               53,533         52,434         51,459         53,312         50,339
Marketing, engineering, general
 and administrative expenses               34,350         31,843         30,771         31,830         28,253
Michigan single business tax (1)              219            391           (609)           945            885
                                         --------------------------------------------------------------------
Operating income                           18,964         20,200         21,297         20,537         21,201
Interest and other financing
 expenses                                  16,819         16,062         15,927         17,021         16,763
Other expense                               1,729          1,732            236          1,348            535
                                         --------------------------------------------------------------------
Income before income taxes and
 extraordinary item                           416          2,406          5,134          2,168          3,903
Income taxes                                1,075          1,520          2,283            904          1,895
                                         --------------------------------------------------------------------
Income (loss) before extraordinary
 item                                        (659)           886          2,851          1,264          2,008
Extraordinary item, net of income
 tax (2)                                        -              -         (4,918)             -              -
                                         --------------------------------------------------------------------
Net income (loss)                        $   (659)      $    886       $ (2,067)      $  1,264       $  2,008
                                         ====================================================================

OTHER FINANCIAL DATA
Cash provided by operating
 activities                              $  3,146       $  4,294       $  7,578       $ 11,047       $ 13,096
Cash used in investing activities          (5,330)        (6,403)        (6,913)        (7,808)        (5,392)
Cash provided by (used in)
 financing activities                       1,987          2,502           (139)        (3,314)        (7,280)
EBITDA (3)                                 25,320         26,036         26,137         25,931         25,811
Depreciation and amortization               6,137          5,444          5,449          5,000          4,489
Capital expenditures                        5,588          6,407          6,605          7,881          5,594

BALANCE SHEET DATA
Working capital                          $ 44,283       $ 41,161       $ 37,724       $ 27,469       $ 28,189
Total assets                              114,564        114,553        109,212         98,535         93,987
Total long-term debt                      164,199        162,392        160,375        135,696        136,273
Total shareholders' deficit               (74,850)       (73,894)       (75,292)       (69,930)       (70,864)
Common stock dividend                           -              -          6,000              -              -

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

Overview
--------

     The Company is a leading global manufacturer and marketer of pneumatic components. The Company's net sales are principally derived from the sale of its products worldwide to over 9,000 customers, including a network of over 115 distributors. In recent years, the Company has diversified its revenue base through its expanded product lines and an increase in international sales. In the U.S., the Company's products are principally sold through a network of 50 distributors who purchase and stock Numatics' products. In non-U.S. markets, a majority of sales are derived from direct customers.

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

Results of Operations
---------------------

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Net Sales. The Company's net sales for the total year 2000 increased 4.1%, or $5.7 million, from $140.1 million in 1999 to $145.9 million in 2000, although net sales for the fourth quarter exhibited a 10.6% decrease from prior year, as a result of the general economic slowdown. Net sales in North America increased 4.3%, or $5.1 million, while international sales increased 2.8%, or $0.6 million.

     Gross Profit. Gross profit for 2000 decreased to 36.7% of net sales from 37.4% in 1999. This decline was a result of product mix changes and one-time inventory adjustments.

     Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses increased $2.5 million in 2000, ending the year at $34.4 million. This increase was primarily attributable to expanded marketing programs, professional fees, and costs associated with the implementation of a new enterprise-wide computer system at the U.S. Valves and FRL divisions in the first quarter of 2000. Incremental ongoing costs related to the computer system were $1.3 million while incremental one-time costs for implementation and enhancements to the system were $0.7 million. The $1.3 million of incremental ongoing costs are expected to continue.

     Single Business Tax. Single business tax for 2000 was $0.2 million compared to $0.4 million in 1999.

     Operating Income. Operating income in 2000 was $19.0 million, or 13.0% of sales, compared to $20.2 million, or 14.4% of sales, in 1999. This $1.2 million decrease was principally due to reduced gross profit and increased marketing, engineering, general and administrative expenses, as explained above.

     Interest and Other Financing Expenses. Slightly higher debt levels, combined with increased general interest rates, resulted in a $0.8 million increase in interest expense in 2000 compared to 1999.

     Other Expense. Other expense consisted primarily of unrealized foreign exchange gains and losses. Expense in 2000 was substantially equal to 1999.

     Income Taxes. The Company's income taxes at the statutory rate differed from its recorded income tax expense due to international rate differences and other various differences.

     Net Income (Loss). Due to the factors discussed above, net income decreased $1.5 million, to a loss of $0.7 million for 2000.

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

     Other Expense. Other expense consisted primarily of unrealized foreign exchange gains and losses. The $1.5 million increase in expense for 1999 compared to 1998 was a result of the strengthening of the U.S. dollar against major foreign currencies.

     Income Taxes. The Company's income taxes at the statutory rate differed from its recorded income tax expense due to international rate differences and other various differences. At December 31, 1999, the Company had net operating loss carryforwards of approximately $2.6 million, primarily at its German subsidiary. Those loss carryforwards have no expiration date.

     Net Income (Loss). Due to the factors discussed above and the 1998 extraordinary item related to the early retirement of debt, net income increased $3.0 million, to $0.9 million for 1999.


Liquidity and Capital Resources
-------------------------------

     Working capital was $44.3 million at December 31, 2000, compared with $41.2 million at December 31, 1999. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

     The Credit Facility includes: (i) term loans of $29.0 million, $4.0 million and $2.0 million to Numatics and its German and Canadian subsidiaries, respectively and (ii) revolving credit facilities, including letters of credit, of $32.0 million and $3.0 million to Numatics and its German subsidiary, respectively. The revolving credit facilities permit each of Numatics and its German subsidiary to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Interest on term loans to Numatics' Canadian and German subsidiaries and on the revolving facilities accrues at an annual rate based on an applicable margin over Bank One, Michigan's prime rate, or LIBOR. Management estimates that the borrowing base limitations would have limited the Company's revolving credit availability to approximately $31.3 million as of December 31, 2000. All borrowings under the revolving credit facilities mature in June 2002. The term loans are payable in quarterly installments, which totaled $3.0 million for 2000, and will total $3.5 million for 2001 and $23.0 million for 2002. The Credit Facility is guaranteed by all of Numatics' domestic subsidiaries, and the facility and those guarantees are secured by substantially all the assets of Numatics and its domestic subsidiaries and, with respect to the loans to Numatics' foreign subsidiaries, by substantially all the assets of such subsidiaries. The Credit Facility includes certain financial and operating covenants, which among other things restrict the ability of the Company to incur additional indebtedness, make investments, and take other actions.

  As of December 31, 2000, the Company was in default under certain of the financial covenants in the Credit Facility. In March 2001, the Company and its bank lenders entered into an amendment to the Credit Facility that, among other things, waived the past defaults, changed the scheduled termination dates of the Credit Facility to June 30, 2002, and established new financial covenants.

  In connection with the amendment of the Credit Facility, the Company plans to begin seeking financing from other sources to replace the Credit Facility. While the Company believes it will be able to arrange alternative financing, there can be no assurance that this will prove to be the case. If the Company were unable to obtain new financing, and if it were to default under any of the financial covenants in the Credit Facility, the Credit Facility lenders would have the right to stop making revolving credit advances and to declare all of the Company's indebtedness under the Credit Facility immediately due and payable.

  The interest rates payable under the terms of any new financing arrangement will be higher than those currently payable under the Credit Facility, thus increasing its annual debt service requirement and heightening the risks described in item 1 of this report under "Risk Factors--Leverage."



Other Matters
-------------

  As further discussed in item 11, under "Compensation Committee Interlocks and Insider Participation," Numatics, Mr. Welker, and all of the Company's other employee-shareholders are parties to an agreement under which the Company has the option, but not the obligation, to redeem the shares of any such shareholder upon the happening of certain events, including death, disability, or termination of employment. This agreement covers over 93% of the Numatics' shares currently outstanding. At December 31, 2000, the total redemption value of these optioned shares was $34.7 million. The indenture governing the Series B Notes contains substantial limitations on Numatics' ability to redeem shares but does permit redemptions, including limited cash redemptions, in certain cases. If one of the triggering events were to occur, the Numatics Board of Directors would decide whether to exercise the option based on the facts and circumstances existing at that time. In making such a determination, the Board could be expected to consider the following factors, among others: the limitations contained in the indenture, the Company's ability to pay or finance the redemption price, the Company's other anticipated cash needs, and other then-existing business and economic conditions.

     Each of the management shareholders of certain Numatics subsidiaries (Numation, Numatech and Taiwan) is required to sell his subsidiary shares to Numatics (or the subsidiary) upon such shareholder's (i) death, (ii) permanent disability or (iii) termination of employment with the Company. The price to be paid by the Company for such shares will be determined by a formula based upon a multiple of earnings of the relevant subsidiary. The obligations of the Company to purchase such shares are not subject to any limitations. However, the payment of these amounts may be prohibited by the terms of the Series B Note indenture. Currently, the amounts that would be payable under these agreements are not material to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 2 to the consolidated financial statements filed with this Form 10-K as exhibit 99.1. Information with respect to the Company's level of business outside the United States that is subject to foreign currency exchange rate market risk is contained in Note 7 to those consolidated financial statements under the caption "Segment and Geographic Information." Those notes hereby are incorporated in this item by reference.

Interest Rate Risk
------------------

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company had total debt of $164.2 million at December 31, 2000, of which $48.4 million was variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase from the interest rates in effect as of December 31, 2000 and consistent levels of debt and cash, the estimated reduction in future earnings, net of tax, would be approximately $ 0.9 million.

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

     As of December 31, 2000, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $16.4 million. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.6 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The table that follows sets forth the name, age at December 31, 2000, and position with the Company of each person who currently is a Numatics director or an executive officer of the Company. Information concerning the business experience for at least the past five years of each of the persons named is provided after the table. All Numatics directors are elected for terms of one year and until their successors are elected and qualified.


                           Name                      Age                    Position
          ---------------------------------------------------------------------------------------
          John H. Welker                              60     Chairman, President and Chief
                                                             Executive Officer

          Robert P. Robeson                           54     Vice President, Treasurer, Secretary
                                                             and Chief Financial Officer

          David K. Dodds                              52     Vice President--Sales & Marketing

          Henry Fleischer                             77     Vice President--Research & Development

          Donald E. McGeachy                          64     Vice President--Engineering

          David M. Tenniswood                         64     Director

          Albert A. Koch                              58     Director

          John P. Musat                               55     Director

          John J. Collins                             49     Director

     John H. Welker has been with Numatics (and its predecessor) for a total of 35 years. He has been Numatics' Chairman of the Board, President, and CEO since 1990. He was President of Numatics' predecessor from 1983 until 1990 and prior to 1983 held a variety of management positions within that predecessor company.

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

     David M. Tenniswood has been a Numatics Director since 1990. He has been the President and Chief Executive Officer of Aqua-Chem, Inc. (manufacturer of boilers and water purification and treatment products) since October 20, 1999. Prior to that he was Vice President - European Operations of the Company from 1996 through March 31, 1998 and prior to 1996, Mr. Tenniswood was President of the Controls Group at MascoTech for ten years.

     Albert A. Koch has been a Numatics Director since 1990. He has been the Managing Principal of Jay Alix & Associates since 1995. Prior to joining Jay Alix & Associates, he was a Managing Director of Equity Partners of America, Ltd. (investment banking and financial consulting).

     John P. Musat has been a Numatics Director since 1996. He is Vice President Manufacturing Technology at Metaldyne Precision Forming (cold steel extruder) and has been with them since 1982.

     John J. Collins has been a Numatics Director since 2000. He has been the Senior Vice President and General Counsel of Champion Enterprises, Inc. since 1997. Prior to joining Champion Enterprises, Inc. he was a Senior Principal and Managing Director of Miller, Canfield, Paddock and Stone, P.L.C. (law firm).

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Information
--------------------------------

     The table that follows provides information for the Company's last three fiscal years concerning the compensation of John H. Welker, Numatics' CEO, and the four other individuals who were the highest paid executive officers of Numatics during 2000.


                                   Summary Compensation Table
                                                           Annual Compensation (1)
-----------------------------------------------------------------------------------------------
    Name and Principal                                                             All Other
         Position                 Year          Salary             Bonus       Compensation (2)
John H. Welker,                   2000          $351,020         $125,250           $6,500
Chairman, President               1999           326,020         $110,750            5,000
and CEO                           1998           301,020          110,500            5,000

Robert P. Robeson, Vice           2000           150,300           64,610            6,500
President, Treasurer,             1999           143,100           56,180            5,000
and CFO                           1998           137,600           62,470            5,000

David K. Dodds,                   2000           139,460           59,233            6,500
Vice President--Sales             1999           132,860           49,036            5,000
and Marketing                     1998           127,760           55,022            5,000


Donald E. McGeachy, Vice          2000           119,900           50,232            6,500
President--Engineering            1999           114,200           41,608            4,969
                                  1998           109,800           44,523            4,977

Henry Fleischer,                  2000           105,520           39,308            6,335
Vice President--Research          1999           101,420           39,389            4,623
& Development                     1998            97,520           41,575            4,689



(1) Does not include perquisites and other personal benefits provided to named executives, the incremental cost of which to the Company in each case was less than 10% of the pertinent executive's salary and bonus for the year.


(2) For each executive, includes a Company contribution of $3,500 in 2000 and $2,000 in each of the years 1999 and 1998 to the Company's deferred contribution and employee savings plan and, in each year, a Company matching contribution to that plan based on the executive's contribution.

Welker Employment Agreement
---------------------------

     Numatics has an agreement with John Welker for his employment as CEO through December 31, 2003. Under this agreement, he is entitled to salary at specified rates ($350,000 for 2000, $380,000 for 2001, increasing annually thereafter to $440,000 for 2003), and to a cash performance bonus supplementing his salary determined pursuant to a formula based on the Company's operating performance relative to its operating budget. The agreement also contemplates that Numatics' Board of Directors annually will consider whether he should be paid a discretionary bonus, whether or not a performance bonus also is payable.

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

     In addition, during 2000, Numatics issued three of its non-employee directors options to purchase shares of Numatics common stock for $17.50 per share. Messrs. Tenniswood and Koch were each issued options to purchase 6,000 shares; Mr. Musat was issued options to purchase 3,000 shares. Each option is currently exercisable with respect to 20% of the covered shares and will become exercisable as to an additional 20% each year for the next four years if the holder continues to be a director. As a condition to exercising an option, the director will be required to enter into a stock transfer agreement that will, among other things, restrict the transfer of the purchased shares, give Mr. Welker the right to vote them, give the Company the right to repurchase them in certain events (including the death or resignation of the director), and give the director the right to sell them to the Company (subject to certain limitations and in any event only if the Board of directors determines that the purchase would be in the Company's best interest). Repurchases under the stock transfer agreement would be at a formula price based on the Company's operating income for its most recently completed twelve-month period. None of the options has been exercised.

     Employee directors are not paid any additional compensation for Board service.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     All decisions concerning the 2000 compensation of the Company's executive officers were made by the Numatics Board of Directors. Messrs. Welker, Tenniswood, Koch and Musat served on the Board throughout 2000. Mr. Collins was elected to the Board in 2000 to replace Mr. Tim R. Palmer, who had been a Numatics Director since 1997 and resigned in 2000 to pursue other business interests. Except as described below, no current or former officer and no current employee of Numatics or of any of its subsidiaries participated in deliberations of the Board concerning executive compensation during 2000.

     Mr. Welker is the controlling shareholder of Numatics and its Chairman, CEO, and President. Until March 24, 1998, Mr. Tenniswood also was an executive officer of the Company. None of the other directors is or ever has been an officer or employee of Numatics or of any of its subsidiaries.

     Numatics advanced $185,000 to Mr. Welker during 1996 to purchase the stock of a departing executive, all of which remains outstanding. In February 1998, Numatics advanced an additional $400,000 to Mr. Welker, all of which also remains outstanding. These loans are unsecured, bear interest at 6.5% per annum, and are payable on demand.

     Numatics, Mr. Welker, each other current executive officer of the Company, and all of its other employees who own Numatics' stock are party to a shareholder agreement that gives Numatics the option, but not the obligation, to purchase the shares of any shareholder party, including Mr. Welker, if the shareholder ceases to be a Company employee due to his death, his Total and Permanent Disability or Involuntary Discharge Without Cause (each as defined in the agreement), his retirement at or after age 65, or his resignation (if after the later of (i) November 29, 2002 or (ii) the twelfth anniversary of his date of hire by Numatics or its predecessor) for a redemption price to be determined by a formula intended to approximate the shares' fair market value at the time of employment termination. This agreement covers 93.88% of the outstanding shares of Numatics common stock, 75.60% of which are held by Mr. Welker.

     The Company employs Mr. Jeffrey Welker, son of John Welker, as Application Engineer. His total 2000 compensation was $72,557.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Over 5% Owners
--------------

     So far as is known to the Company, the only persons who are beneficial owners (within the meaning of SEC Rule 13d-3) of over 5.0% of Numatics' outstanding common shares are: (a) John H. Welker, whose ownership information is set forth below under "Management and Directors" and who maintains an address at the Company's principal executive office; and (b) Harvard Private Capital Holdings, Inc. (the address of which is c/o Charlesbank Capital Partners LLC, 600 Atlantic Avenue, Boston, Massachusetts 02210), which holds 159,575 shares, representing 6.12% of the outstanding shares.

Management and Directors
------------------------

     The table that follows sets forth the beneficial ownership (for purposes of SEC Rule 13d-3) of shares of Numatics' common stock by each Numatics director, each executive officer named in the Summary Compensation Table above, and all directors and current executive officers as a group.

     Name of Beneficial Owner                        Shares Owned        Percentage Owned
     --------------------------------------------------------------------------------------
     John H. Welker (1)                               2,447,742.50                   93.88%
     Robert P. Robeson                                   78,391.25                    3.01%
     David K. Dodds                                     112,881.25                    4.33%
     Henry Fleischer                                     97,201.25                    3.73%
     Donald E. McGeachy                                 112,881.25                    4.33%
     David M. Tenniswood                                         0                      --
     Albert A. Koch                                              0                      --
     John P. Musat                                               0                      --
     John J. Collins                                             0                      --
     All directors and executive officers as          2,447,742.50                   93.88%
     a group (9 persons) (1)

(1) Mr. Welker has sole voting and dispositive power over 1,971,196.25 (75.60%) of the reported shares, which are his own, and sole voting power over all other outstanding shares, excluding those owned by Harvard Private Capital Holdings, pursuant to a voting agreement among Numatics, Mr. Welker and all of Numatics' other shareholders who are Company employees.

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


                       Consolidated Financial Statements
                            Numatics, Incorporated
                 Years ended December 31, 2000, 1999, and 1998
                      with Report of Independent Auditors


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

     2. Financial Statement Schedule.


          Schedule II - Valuation and Qualifying Accounts
          (found at page F-1 of this report)

     3. Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference:



Exhibit No       Description
--------------------------------------------------------------------------------
(e)  3.1.1       Article of Incorporation of Numatics, as amended

(a)  3.1.2       Bylaws of Numatics

(a)  3.2.1       Articles of Incorporation of Numation, Inc., as amended

(a)  3.3.2       Bylaws of Numation, Inc., as amended

(a)  3.2.1       Articles of Incorporation of Numatech, Inc., as amended

(a)  3.3.2       Bylaws of Numatech, Inc., as amended

(a)  3.4.1       Articles of Incorporation of Micro-Filtration, Inc. as amended

(a)  3.4.2       Bylaws of Micro-Filtration, Inc., as amended

(a)  3.5.1       Articles of Incorporation of Ultra Air Products, Inc. as
                 amended

(a)  3.5.2       Bylaws of Ultra Air Products, Inc., as amended

(a)  3.6.1       Articles of Incorporation of Microsmith, Inc., as amended

(a)  3.6.2       Bylaws of Microsmith, Inc., as amended

(a)  3.7.1       Articles of Incorporation of I.A.E. Incorporated

(a)  3.7.2       Bylaws of I.A.E. Incorporated

(a)  4.1.1       Indenture, dated as March 23, 1998, among Numatics, the
                 Guarantors identified there, and First Trust National
                 Association, as trustee

(a)  4.1.2       Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors indentified in Indenture)

(c)  4.1.3       Supplemental Indenture, dated as of January 25, 1999, by which
                 Empire Air Systems, Inc. became a Guarantor

(a)  4.2.1       Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Numatics GmbH, Numatics, LTD., NBD Bank, as
                 Administrative Agent, BankBoston, N.A., as Documentation Agent, and the Lenders party thereto

     4.2.2       Fifth Amendment to Loan Agreement, dated March 28, 2001
                 (Note: The First, Second, Third, and Fourth Amendments are not filed because all of the amendments to the Loan Agreement effected thereby have been superseded by provisions of the Fifth Amendment.)

(a)  4.2.3       Amended and Restated Guaranty Agreement, dated as of March 23,

                 1998, by Numatics and the Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation Agent

(c)  4.2.4       Form of Empire Air Systems Guaranty Agreement by Empire Air
                 Systems, Inc. in favor of NBD Bank, as administrative agent

(a)  10.1.1      Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a)  10.1.2      Numatics, Incorporated Tag-Along and Drag-Along Agreement,
                 dated January 3, 1996, among Numatics, Harvard Private Capital
                 Holdings, and shareholders of Numatics

(a)  10.1.3      Registration Agreement, dated as of January 3, 1996, between
                 Numatics and Harvard Private Capital Holdings

(a)  10.1.4      Form of Guaranty Agreement between Harvard Private Capital
                 Holdings and I.A.E. Incorporated, dated as of March 23, 1998
                 (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

(a)  10.1.5      Agreement, dated as of March 23, 1998, between Numatics and
                 Harvard Private Capital Holdings

(a)  10.2        Amended and Restated Stock Transfer Agreement, dated December
                 28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995,
                 David K. Dodds, Donald E. McGeachy, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd March 10, 1993, Robert P. Robeson, John A. Acuff, Bruce W.
                 Hoppe, David King, and Philip Robinson

(b)  10.2.1      First Amendment, dated June 30, 1998, to Amended and Restated
                 Stock Transfer Agreement

(a)  10.3        Voting Agreement, dated as November 29, 1990, among Numatics
                 (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

(a)  10.4        Employment Agreement, dated January 3, 1996, between Numatics and John H. Welker**

(a)  10.5        Numatics, Incorporated Amended and Restated Deferred
                 Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

(d)  10.6.1      Numatics, Incorporated Incentive Plan adopted June 29, 2000**

(d)  10.6.2      Form of Stock Transfer Agreement referred to in Incentive
                 Plan**

21.1             List of subsidiaries of Numatics

99.1 Consolidated Financial Statements--Numatics, Incorporated-- Years ended December 31, 2000, 1999 and 1998 with Report of Independent Auditors


(a) Incorporated by reference to exhibit to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)


(b) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)


(c) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)


(d) Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)


(e) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-51355)



**     Indicates contract or compensatory plan or arrangement with one or more
     Numatics executive officers and/or directors



(b) Reports on Form 8-K. No reports on Form 8-K were filed by Numatics during the three months ended December 31, 2000.

                SCHEDULE II - Valuation and Qualifying Accounts
                                (in thousands)


            Column A                             Column B     Column C     Column D          Column E
            --------                             --------     --------     --------          --------
                                                              Addition
                                                Balance at   Charged to                     Balance at
                                               Beginning of  Costs and   Deductions -         End of
            Description                           Period      Expenses     Describe           Period
------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
  Accounts receivable allowance                         185          50            58  (1)         177
  Inventory reserve                                     576           0            78  (2)         498
  Deferred tax asset valuation allowance                118           0           118  (3)           0

Year ended December 31, 1999
  Accounts receivable allowance                          58         161            34  (1)         185
  Inventory reserve                                     994           0           418  (2)         576
  Deferred tax asset valuation allowance                465           0           347  (3)         118

Year ended December 31, 1998
  Accounts receivable allowance                          60          32            34  (1)          58
  Inventory reserve                                     892         282           180  (2)         994
  Deferred tax asset valuation allowance               1066           0           601  (3)         465


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


     Date: March 29, 2001




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                      Capacity                            Date

/s/ John H. Welker        President and Chief Executive       March 29, 2001
------------------------  Officer and Director
    John H. Welker

/s/ Robert P. Robeson     Vice President, Treasurer and       March 29, 2001
------------------------  Chief Financial Officer (also
    Robert P. Robeson     principal accounting officer)

/s/ David M. Tenniswood   Director                            March 29, 2001
------------------------
 David M. Tenniswood

/s/ Albert A. Koch        Director                            March 29, 2001
------------------------
   Albert A. Koch

                          Director                            March 29, 2001
------------------------
  John P. Musat

/s/ John J. Collins       Director                            March 29, 2001
------------------------
   John J. Collins

                                 Exhibit Index

Exhibit No       Description
--------------------------------------------------------------------------------

(e)  3.1.1       Article of Incorporation of Numatics, as amended

(a)  3.1.2       Bylaws of Numatics

(a)  3.2.1       Articles of Incorporation of Numation, Inc., as amended

(a)  3.3.2       Bylaws of Numation, Inc., as amended

(a)  3.2.1       Articles of Incorporation of Numatech, Inc., as amended

(a)  3.3.2       Bylaws of Numatech, Inc., as amended

(a)  3.4.1       Articles of Incorporation of Micro-Filtration, Inc. as amended

(a)  3.4.2       Bylaws of Micro-Filtration, Inc., as amended

(a)  3.5.1       Articles of Incorporation of Ultra Air Products, Inc. as
                 amended

(a)  3.5.2       Bylaws of Ultra Air Products, Inc., as amended

(a)  3.6.1       Articles of Incorporation of Microsmith, Inc., as amended

(a)  3.6.2       Bylaws of Microsmith, Inc., as amended

(a)  3.7.1       Articles of Incorporation of I.A.E. Incorporated

(a)  3.7.2       Bylaws of I.A.E. Incorporated

(a)  4.1.1       Indenture, dated as March 23, 1998, among Numatics, the
                 Guarantors identified there, and First Trust National
                 Association, as trustee

(a)  4.1.2       Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors indentified in Indenture)

(c)  4.1.3       Supplemental Indenture, dated as of January 25, 1999, by which
                 Empire Air Systems, Inc. became a Guarantor

(a)  4.2.1       Amended and Restated Loan Agreement, dated March 23, 1998, among Numatics, Numatics GmbH, Numatics, LTD., NBD Bank, as

                 Administrative Agent, BankBoston, N.A., as Documentation Agent, and the Lenders party thereto

      4.2.2      Fifth Amendment to Loan Agreement, dated March 28, 2001
                 (Note: The First, Second, Third, and Fourth Amendments are not filed because all of the amendments to the Loan Agreement effected thereby have been superseded by provisions of the Fifth Amendment.)

(a)   4.2.3      Amended and Restated Guaranty Agreement, dated as of March 23,
                 1998, by Numatics and the Guarantors in favor of NBD Bank, as Administrative Agent, and BankBoston, N.A., as Documentation
                 Agent

(c)   4.2.4      Form of Empire Air Systems Guaranty Agreement by Empire Air
                 Systems, Inc. in favor of NBD Bank, as administrative agent

(a)  10.1.1      Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a)  10.1.2      Numatics, Incorporated Tag-Along and Drag-Along Agreement,
                 dated January 3, 1996, among Numatics, Harvard Private Capital
                 Holdings, and shareholders of Numatics

(a)  10.1.3      Registration Agreement, dated as of January 3, 1996, between
                 Numatics and Harvard Private Capital Holdings

(a)  10.1.4      Form of Guaranty Agreement between Harvard Private Capital
                 Holdings and I.A.E. Incorporated, dated as of March 23, 1998
                 (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

(a)  10.1.5      Agreement, dated as of March 23, 1998, between Numatics and
                 Harvard Private Capital Holdings

(a)    10.2      Amended and Restated Stock Transfer Agreement, dated December
                 28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995,
                 David K. Dodds, Donald E. McGeachy, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd March 10, 1993, Robert P. Robeson, John A. Acuff, Bruce W.
                 Hoppe, David King, and Philip Robinson

(b)  10.2.1      First Amendment, dated June 30, 1998, to Amended and Restated
                 Stock Transfer Agreement

(a)  10.3        Voting Agreement, dated as November 29, 1990, among Numatics
                 (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

(a)  10.4        Employment Agreement, dated January 3, 1996, between Numatics and John H. Welker**

(a)  10.5        Numatics, Incorporated Amended and Restated Deferred
                 Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

(d)  10.6.1      Numatics, Incorporated Incentive Plan adopted June 29, 2000**

(d)  10.6.2      Form of Stock Transfer Agreement referred to in Incentive
                 Plan**

 21.1            List of subsidiaries of Numatics

 99.1 Consolidated Financial Statements--Numatics, Incorporated-- Years ended December 31, 2000, 1999 and 1998 with Report of Independent Auditors


(a) Incorporated by reference to exhibit to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)


(b) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)


(c) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)


(d) Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)


(f) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-51355)



**   Indicates contract or compensatory plan or arrangement with one or more
    Numatics executive officers and/or directors