Form 10-Q
period 2001-03-31
NUMATICS INC
filed 2001-05-10
CIK 1007298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 2001
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

                           Yes   X    No
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock - 2,607,318 shares as of May 10, 2001

                                     INDEX

                    NUMATICS, INCORPORATED AND SUBSIDIARIES


            Page No.                         Description
        ------------------------------------------------------------------------

                1       PART I.   FINANCIAL INFORMATION

                1       Item 1    Consolidated Financial Statements (Unaudited)
                4                 Notes to Consolidated Financial Statements
               10       Item 2    Management's Discussion and Analysis of
               11       Item 3    Quantitative and Qualitative Disclosures About

               12       PART II.  OTHER INFORMATION

               12       Item 6    Exhibits and Reports on Form 8-K
               12                 Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Numatics, Incorporated
Consolidated Statements of Operations

                                                                                   (Unaudited)
                                                                                Three Months Ended
                                                                                     March 31
                                                                   --------------------------------------------
                                                                         2001                       2000
                                                                   -----------------         ------------------
Net sales                                                           $     32,761,914           $     37,129,791

Costs and expenses:
        Costs of products sold                                            20,870,549                 22,456,180
        Marketing, engineering, general and administrative                 7,960,024                  8,540,323
        Single business tax                                                   95,486                    114,100
                                                                   -----------------         ------------------
Operating income
                                                                           3,835,855                  6,019,188
Other expenses
        Interest and other financing expenses                              4,107,891                  4,180,578
        Other                                                                536,390                    599,102
                                                                   -----------------         ------------------

Income (loss) before income taxes                                           (808,426)                 1,239,508
Income taxes                                                                (249,735)                   560,782
                                                                   -----------------         ------------------
Net income (loss)
                                                                    $       (558,691)          $        678,726
                                                                   =================         ==================

See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                     (Unaudited)
                                                                      March 31               December 31
                                                                        2001                     2000
                                                                 -----------------         ----------------
                                            ASSETS
Current assets:
  Cash and equivalents                                            $        853,028          $       975,267
  Accounts receivable                                                   21,784,860               22,026,782
  Inventories                                                           36,792,651               38,720,178
  Other current assets                                                   3,815,611                4,017,431
                                                                 -----------------         ----------------
        Total current assets                                            63,246,150               65,739,658

Other assets:
  Goodwill, net of accumulated amortization                              5,166,609                5,457,280
  Other intangible assets, net of accumulated amortization               4,184,040                4,367,697
  Deferred income taxes                                                  3,110,029                2,729,070
  Investment in affiliates                                               2,205,683                2,205,887
  Other                                                                    632,771                  504,515
                                                                 -----------------         ----------------
                                                                        15,299,132               15,264,449
Properties:
  Land                                                                   1,349,149                1,368,191
  Buildings and improvements                                            14,894,259               14,930,759
  Machinery and equipment                                               52,482,766               52,102,336
                                                                 -----------------         ----------------
                                                                        68,726,174               68,401,286
  Less accumulated depreciation                                        (35,982,994)             (34,840,557)
                                                                 -----------------         ----------------
                                                                        32,743,180               33,560,729
                                                                 -----------------         ----------------
                                                                  $    111,288,462          $   114,564,836
                                                                 =================         ================

             LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                          $      7,009,563          $     8,987,113
  Accrued interest                                                       5,713,229                2,977,533
  Other accrued expenses                                                 1,068,428                1,557,401
  Compensation and employee benefits                                     2,698,298                4,250,959
  Income and single business tax                                           314,326                  132,613
  Current portion of long term debt                                      3,797,852                3,550,942
                                                                 -----------------         ----------------
        Total current liabilities                                       20,601,696               21,456,561

Long term debt, less current portion                                   159,638,958              160,647,846
Deferred retirement benefits                                             6,686,069                6,566,256
Deferred income taxes                                                      464,480                    1,817

Minority interest in subsidiaries (redeemable at $508,355
       in 2001 and $559,905 in 2000 upon the happening
       of certain events outside the control of the
       company.)                                                           682,922                  742,682

Common stock $.01 par value, 9,950,000 shares
       authorized; 2,607,318 shares outstanding at 2001
       and 2,659,575 shares outstanding at 2000 and
       related additional paid in capital                                4,602,151                4,602,151
Treasury stock; 52,257 shares                                           (1,089,996)                       -
Accumulated deficiency                                                 (79,431,189)             (78,872,498)
Equity adjustment from foreign currency translation                       (866,629)                (579,979)
                                                                 -----------------         ----------------
                                                                       (76,785,663)             (74,850,326)
                                                                 -----------------         ----------------
                                                                  $    111,288,462          $   114,564,836
                                                                 =================         ================

See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31
                                                                  -----------------------------------------
                                                                          2001                 2000
                                                                  -------------------  --------------------
Operating activities
Net income (loss)                                                  $       (558,691)    $         678,726
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                         1,373,862             1,328,458
     Amortization                                                           313,649               341,188
     Minority interest in subsidiary earnings                               (59,760)               26,658
     Deferred taxes                                                          81,419              (407,567)
     Deferred retirement benefits                                           119,813               228,813
     Unrealized foreign currency losses                                     318,539               380,387
     Changes in operating assets and liabilities:
       Trade receivables                                                   (185,109)              565,912
       Inventories                                                        1,330,874            (2,114,673)
       Other current assets                                                (263,604)              455,378
       Accounts payable and accrued expenses                                446,744             2,241,757
       Compensation and employee benefits                                (1,362,013)           (1,142,750)
       Income and single business taxes                                     195,019               337,038
                                                                  -------------------  --------------------
Net cash provided by operating activities                                 1,750,742             2,919,325

Investing activities
Capital expenditures                                                       (848,252)           (1,458,947)
Other investments                                                           (19,684)                5,434
                                                                  -------------------  --------------------
Net cash used in investing activities                                      (867,936)           (1,453,513)

Financing activities
Debt repayments                                                          (1,441,027)           (2,161,825)
                                                                  -------------------  --------------------
Net cash used in financing activities                                    (1,441,027)           (2,161,825)
Effect of exchange rate changes on cash                                     435,982                77,616
                                                                  -------------------  --------------------
Net decrease in cash and cash equivalents                                  (122,239)             (618,397)
Cash and equivalents at beginning of period                                 975,267             1,552,063
                                                                  -------------------  --------------------
Cash and equivalents at end of period                              $        853,028     $         933,666
                                                                  ===================  ====================

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 2000.

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month periods ended March 31, 2001 and 2000 are as follows:

                                                                        Three Months Ended
                                                                             March 31
                                                       ----------------------------------------------------
                                                                2001                         2000
                                                       ------------------------     -----------------------
              Net income (loss)                        $      (558,691)             $       678,726
              Foreign currency translation
                adjustments                                   (286,650)                     130,368
                                                       ------------------------     -----------------------
                                                       $      (845,341)             $       809,094
                                                       ========================     =======================

The components of accumulated comprehensive income at March 31, 2001 and December 31, 2000 are as follows:

                                                             3/31/2001                   12/31/2000
                                                       ------------------------     -----------------------
              Foreign currency translation
                adjustments                            $      (866,629)             $      (579,979)
                                                       ========================     =======================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

3.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                                                         Three Months Ended March 31
                                                                        2001                     2000
                                                               ------------------------ -----------------------
      Net sales:
            North America                                      $        26,619,824      $        31,191,284
            International                                                6,142,090                5,938,507
                                                               ------------------------ -----------------------
                                                               $        32,761,914      $        37,129,791
                                                               ======================== =======================

                                                                         Three Months Ended March 31
                                                                        2001                     2000
                                                               ------------------------ -----------------------
      Operating income:
            North America                                      $         3,149,756      $         5,622,273
            International                                                  686,099                  396,915
                                                               ------------------------ -----------------------
                                                               $         3,835,855      $         6,019,188
                                                               ======================== =======================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of March 31, 2001 and December 31, 2000 and consolidating condensed statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                 BALANCE SHEET
                                March 31, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Trade receivables                       $   11,445,022    $  2,179,929  $   8,159,909  $            -   $   21,784,860
Inventories                                 21,716,538       4,715,711     11,546,402      (1,186,000)      36,792,651
Other                                        3,477,720         344,175      1,082,962        (236,218)       4,668,639
                                        ------------------------------------------------------------------------------
Total current assets                        36,639,280       7,239,815     20,789,273      (1,422,218)      63,246,150
Goodwill, net of accumulated
   amortization                              1,316,466               -      2,557,600       1,292,543        5,166,609
Other                                       20,750,914          42,828        783,269     (11,444,488)      10,132,523
Intercompany amounts                        23,912,110         507,377      3,765,123     (28,184,610)               -
Property, plant and equipment, net of
   accumulated depreciation                 26,500,577       1,190,981      5,051,622               -       32,743,180
                                        ------------------------------------------------------------------------------
                                        $  109,119,347    $  8,981,001  $  32,946,887  $  (39,758,773)  $  111,288,462
                                        ==============================================================================

Accounts payable and accrued expenses   $   10,438,574    $    800,779  $   2,551,867               -   $   13,791,220
Compensation and employee benefits           1,474,883          99,635      1,123,780               -        2,698,298
Current portion of long-term debt            3,189,593               -        608,259               -        3,797,852
Other                                            2,104           6,485        305,737               -          314,326
                                        ------------------------------------------------------------------------------
Total current liabilities                   15,105,154         906,899      4,589,643               -       20,601,696
Long-term debt less current portion        154,169,405         237,622      5,231,931               -      159,638,958
Other                                        6,686,069               -        464,480         682,922        7,833,471
Intercompany amounts                        10,066,759       4,586,888     13,530,963     (28,184,610)               -
Accumulated deficiency                     (76,908,040)      3,249,592      9,129,870     (12,257,085)     (76,785,663)
                                        ------------------------------------------------------------------------------
                                        $  109,119,347    $  8,981,001  $  32,946,887  $  (39,758,773)  $  111,288,462
                                        ==============================================================================

                               December 31, 2000

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Trade receivables                       $   11,960,414    $  2,327,376  $   7,738,992  $            -   $   22,026,782
Inventories                                 22,211,393       4,627,673     13,171,112      (1,290,000)      38,720,178
Other                                        3,268,831         516,999      1,206,868               -        4,992,698
                                        ------------------------------------------------------------------------------
Total current assets                        37,440,638       7,472,048     22,116,972      (1,290,000)      65,739,658
Goodwill, net of accumulated
   amortization                              1,339,029               -      2,770,142       1,348,109        5,457,280
Other                                       20,993,317          40,572        378,889     (11,605,609)       9,807,169
Intercompany amounts                        24,623,197         574,554      3,518,234     (28,715,985)               -
Property, plant and equipment, net of
   accumulated depreciation                 27,058,118       1,207,336      5,295,275               -       33,560,729
                                        ------------------------------------------------------------------------------
                                        $  111,454,299    $  9,294,510  $  34,079,512  $  (40,263,485)  $  114,564,836
                                        ==============================================================================

Accounts payable and accrued expenses   $    9,131,480    $  1,005,824  $   3,384,743               -   $   13,522,047
Compensation and employee benefits           2,894,599         169,009      1,187,351               -        4,250,959
Current portion of long-term debt            2,915,744               -        635,198               -        3,550,942
Other                                         (240,434)       (102,577)       475,624               -          132,613
                                        ------------------------------------------------------------------------------
Total current liabilities                   14,701,389       1,072,256      5,682,916               -       21,456,561
Long-term debt less current portion        154,479,046         277,024      5,891,776               -      160,647,846
Other                                        6,566,256               -          1,817         742,682        7,310,755
Intercompany amounts                        10,491,191       4,715,168     13,509,626     (28,715,985)               -
Accumulated deficiency                     (74,783,583)      3,230,062      8,993,377     (12,290,182)     (74,850,326)
                                        ------------------------------------------------------------------------------
                                        $  111,454,299    $  9,294,510  $  34,079,512  $  (40,263,485)  $  114,564,836
                                        ==============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Net sales                               $  21,685,988     $   3,880,447 $  12,603,479  $   (5,408,000)  $   32,761,914
Costs and expenses                         19,036,428         3,827,591    11,518,474      (5,456,434)      28,926,059
                                        ------------------------------------------------------------------------------
Operating income                            2,649,560            52,856     1,085,005          48,434        3,835,855
Interest and other                          3,684,018            28,320       789,212        (107,004)       4,394,546
                                        ------------------------------------------------------------------------------
Net income (loss)                       $  (1,034,458)    $      24,536 $     295,793  $      155,438   $     (558,691)
                                        ==============================================================================

                       Three Months Ended March 31, 2000

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Net sales                               $  26,767,153     $   4,674,271 $  13,218,367  $   (7,530,000)  $   37,129,791
Costs and expenses                         22,232,038         4,487,864    12,134,135      (7,743,434)      31,110,603
                                        ------------------------------------------------------------------------------
Operating income                            4,535,115           186,407     1,084,232         213,434        6,019,188
Interest and other                          4,347,518            87,885       878,401          26,658        5,340,462
                                        ------------------------------------------------------------------------------
Net income                              $     187,597     $      98,522 $     205,831  $      186,776   $      678,726
                                        ==============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2001

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF CASH FLOWS
                       Three Months ended March 31, 2001

                                                                                      Non-
                                                                     Guarantor      Guarantor
                                                       Parent      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                    -----------------------------------------------------------------------------
Net cash provided by operating activities           $ 1,626,091    $   17,415       $  120,696      $ (13,460)     $ 1,750,742

Cash flows from investing activities:
   Capital expenditures                                (594,854)      (43,518)        (209,880)             -         (848,252)
   Other investments                                          -             -          (19,684)             -          (19,684)
                                                    -----------------------------------------------------------------------------
Net cash used in investing activities                  (594,854)      (43,518)        (229,564)             -         (867,936)

Cash flows from financing activities:
   Debt repayments                                   (1,126,651)      (39,402)        (274,974)             -       (1,441,027)
                                                    -----------------------------------------------------------------------------
Net cash used in financing activities                (1,126,651)      (39,402)        (274,974)             -       (1,441,027)

Other                                                         -             -          (28,958)       464,940          435,982
Intercompany accounts                                   143,484       (64,330)         385,786       (464,940)               -
                                                    -----------------------------------------------------------------------------
Net increase (decrease) in cash                          48,070      (129,835)         (27,014)       (13,460)        (122,239)
Cash and equivalents at beginning of year               144,294       318,130          499,383         13,460          975,267
                                                    -----------------------------------------------------------------------------
Cash and equivalents at end of period               $   192,364    $  188,295       $  472,369      $       -      $   853,028
                                                    =============================================================================

                       Three Months ended March 31, 2000

                                                                                      Non-
                                                                     Guarantor      Guarantor
                                                       Parent      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                    -----------------------------------------------------------------------------
Net cash provided by (used in) operating
   activities                                       $ 3,950,175    $ (116,157)      $ (914,693)     $       -      $ 2,919,325

Cash flows from investing activities:
   Capital expenditures                              (1,280,534)      (55,821)        (122,592)             -       (1,458,947)
   Other investments                                          -             -            5,434              -            5,434
                                                    -----------------------------------------------------------------------------
Net cash used in investing activities                (1,280,534)      (55,821)        (117,158)             -       (1,453,513)

Cash flows from financing activities:
   Debt repayments
                                                     (1,500,416)      (37,988)        (623,421)             -       (2,161,825)
                                                    -----------------------------------------------------------------------------
Net cash used in financing activities                (1,500,416)      (37,988)        (623,421)             -       (2,161,825)

Other                                                         -             -          (22,732)       100,348           77,616
Intercompany accounts                                (1,084,012)     (163,727)       1,348,087       (100,348)               -
                                                    -----------------------------------------------------------------------------
Net increase (decrease) in cash                          85,213      (373,693)        (329,917)             -         (618,397)
Cash and equivalents at beginning of year               116,240       531,357          904,466              -        1,552,063
                                                    -----------------------------------------------------------------------------
Cash and equivalents at end of year                 $   201,453    $  157,664       $  574,549      $       -      $   933,666
                                                    =============================================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Three Months Ended March 31, 2001 Compared With Three Months Ended
March 31, 2000

Net Sales. Net sales of $32.8 million for the three months ended March 31, 2001 were 11.8% lower than the $37.1 million in the same period of 2000. Net sales of traditional valve products decreased 10.7% or $2.5 million while net sales of motion control products decreased 21.0% or $1.6 million and sales of other products decreased 4.1% or $0.2 million. North American sales decreased 14.7% or $4.6 million and international sales increased 3.4% or $0.2 million. This decline in sales was a direct result of the economic downturn in North America that began in the last quarter of 2000.

Gross Profit. Gross profit was $11.9 million, or 36.3% of net sales, for the three months ended March 31, 2001 compared with $14.7 million, or 39.5% of net sales, in the same period of 2000. Decreased production volumes and product mix combined to reduce gross profit by 3.2% of sales.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $8.0 million for the three months ended March 31, 2001, compared to $8.5 million for the same period in 2000. This $0.5 million decrease was a result of cost savings implemented in response to the reduced sales.

Operating Income. Operating income for the three months ended March 31, 2001 was $3.8 million compared to $6.0 million in the same period in 2000. This $2.2 million decrease was primarily due to the reduced sales. Operating income in North America decreased $2.5 million, or 44.0%, while the International segment's operating income increased by $0.3 million, or 72.9%.

Interest and Other Financing Expenses. Interest expense decreased $0.1 million from $4.2 million in the first three months of 2000 to $4.1 million in 2001 as a result of the general decrease in interest rates.

Other Expense. Other expense of $0.5 million for the three months ended March 31, 2001 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.6 million in the three months ended March 31, 2000.

Net Income (Loss). Due to the factors discussed above, net income decreased $1.3 million, to a loss of $0.6 million during the three months ended March 31, 2001 from net income of $0.7 million in the first three months of 2000.

Liquidity and Capital Resources

Working capital was $42.6 million at March 31, 2001 compared to $44.3 million at December 31, 2000. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $163.4 million at March 31, 2001 compared to $164.2 million at December 31, 2000. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $30.8 million as of March 31, 2001.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to March 31, 2001.

PART II        OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.


(a)  Exhibits

      None



(b)  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By:       /s/ Robert P. Robeson
    -------------------------------------------------
          Robert P. Robeson
          Vice President, Treasurer and
          Chief Financial Officer;
          on behalf of the registrant and
          as its principal financial officer

Date:     May 10, 2001
      ----------------