Form 10-Q
period 2001-06-30
NUMATICS INC
filed 2001-08-14
CIK 1007298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended         June 30, 2001
                              --------------------------------------------------

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

              Yes    X       No
                  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common Stock - 2,607,318 shares as of August 14, 2001

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

     13                Signatures

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Numatics, Incorporated
   Consolidated Statements of Operations

                                                        (Unaudited)                        (Unaudited)
                                                    Three Months Ended                  Six Months Ended
                                                         June 30                            June 30
                                              ------------------------------     ------------------------------
                                                  2001              2000              2001            2000
                                              -------------    -------------     -------------   --------------
   Net sales                                  $  29,538,980    $  39,573,749     $  62,300,894   $   76,703,540

   Costs and expenses:
       Costs of products sold                    18,079,745       24,896,640        38,950,294       47,352,820
       Marketing, engineering, general
          and administrative                      7,184,046        8,859,812        15,144,070       17,400,135
       Single business tax                           75,086          114,600           170,572          228,700
                                              -------------    -------------     -------------   --------------


   Operating income                               4,200,103        5,702,697         8,035,958       11,721,885

   Other expenses
       Interest and other financing
          expenses                                4,132,923        4,192,186         8,240,814        8,372,764
       Other                                        329,758          444,075           866,148        1,043,177
                                              -------------    -------------     -------------   --------------

   Income (loss) before income taxes               (262,578)       1,066,436        (1,071,004)       2,305,944

   Income taxes                                     (69,655)         558,708          (319,390)       1,119,490
                                              -------------    -------------     -------------   --------------
   Net income (loss)                          $    (192,923)   $     507,728     $    (751,614)  $    1,186,454
                                              =============    =============     =============   ==============

   See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                      (Unaudited)
                                                                        June 30             December 31
                                                                          2001                 2000
                                                                  -------------------   -------------------
                             ASSETS
Current assets:
  Cash and equivalents                                             $        760,721      $        975,267
  Accounts receivable                                                    21,238,058            22,026,782
  Inventories                                                            35,024,645            38,720,178
  Other current assets                                                    4,141,496             4,017,431
                                                                  -------------------  --------------------
        Total current assets                                             61,164,920            65,739,658

Other assets:
  Goodwill, net of accumulated amortization                               5,034,468             5,457,280
  Other intangible assets, net of accumulated amortization                4,154,592             4,367,697
  Deferred income taxes                                                   2,902,487             2,729,070
  Investment in affiliates                                                2,201,110             2,205,887
  Other                                                                     598,696               504,515
                                                                  -------------------  --------------------
                                                                         14,891,353            15,264,449
Properties:
  Land                                                                    1,347,300             1,368,191
  Buildings and improvements                                             14,978,932            14,930,759
  Machinery and equipment                                                52,771,515            52,102,336
                                                                  -------------------  --------------------
                                                                         69,097,747            68,401,286
  Less accumulated depreciation                                         (37,330,692)          (34,840,557)
                                                                  -------------------  --------------------
                                                                         31,767,055            33,560,729
                                                                  -------------------  --------------------
                                                                   $    107,823,328      $    114,564,836
                                                                  ===================  ====================

                 LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                           $      6,407,791      $      8,987,113
  Accrued interest                                                        2,921,838             2,977,533
  Other accrued expenses                                                  1,073,323             1,557,401
  Compensation and employee benefits                                      2,682,173             4,250,959
  Income and single business tax                                             31,825               132,613
  Current portion of long term debt                                       3,903,123             3,550,942
                                                                  -------------------  --------------------
        Total current liabilities                                        17,020,073            21,456,561

Long term debt, less current portion                                    159,420,311           160,647,846
Deferred retirement benefits                                              6,968,883             6,566,256
Deferred income taxes                                                       522,861                 1,817

Minority interest in subsidiaries (redeemable at $437,163
        in 2001 and $559,905 in 2000 upon the happening
        of certain events outside the control of the
        company.)                                                           604,041               742,682

Common stock $.01 par value, 9,950,000 shares
        authorized; 2,607,318 shares outstanding at 2001
        and 2,659,575 shares outstanding at 2000 and
        related additional paid in capital                                4,602,151             4,602,151
Treasury stock; 52,257 shares                                            (1,089,996)                    -
Accumulated deficiency                                                  (79,624,112)          (78,872,498)
Equity adjustment from foreign currency translation                        (600,884)             (579,979)
                                                                  -------------------  --------------------
                                                                        (76,712,841)          (74,850,326)
                                                                  -------------------  --------------------
                                                                   $    107,823,328      $    114,564,836
                                                                  ===================  ====================

See accompanying notes.

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                                (Unaudited)
                                                                              Six Months Ended
                                                                                  June 30
                                                                  -----------------------------------------
                                                                          2001                 2000
                                                                  -------------------  --------------------
Operating activities
Net income (loss)                                                  $     (751,614)       $     1,186,454
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                       2,760,524              2,683,648
     Amortization                                                         595,325                688,005
     Minority interest in subsidiary earnings                            (138,641)                36,005
     Deferred taxes                                                       112,441               (452,745)
     Deferred retirement benefits                                         402,627                507,626
     Unrealized foreign currency losses                                   574,072              1,006,654
     Changes in operating assets and liabilities:
       Trade receivables                                                  393,192             (3,015,110)
       Inventories                                                      3,128,239             (2,766,993)
       Other current assets                                              (280,102)               533,570
       Accounts payable and accrued expenses                           (2,763,173)                34,065
       Compensation and employee benefits                              (1,549,925)              (113,305)
       Income and single business taxes                                   (90,840)               285,134
                                                                  -------------------  --------------------
Net cash provided by operating activities                               2,392,125                613,008

Investing activities
Capital expenditures                                                   (1,283,992)            (2,982,615)
Other investments                                                           1,397                227,206
                                                                  -------------------  --------------------
Net cash used in investing activities                                  (1,282,595)            (2,755,409)

Financing activities
Debt borrowing (repayments)                                            (1,413,597)             1,903,207
Debt issuance costs                                                      (123,909)                     -
                                                                  -------------------  --------------------
Net cash provided by (used in) financing activities                    (1,537,506)             1,903,207

                                                                  -------------------  --------------------
Effect of exchange rate changes on cash                                   213,430               (220,261)
                                                                  -------------------  --------------------
Net decrease in cash and cash equivalents                                (214,546)              (459,455)
Cash and equivalents at beginning of period                               975,267              1,552,063
                                                                  -------------------  --------------------
Cash and equivalents at end of period                              $      760,721        $     1,092,608
                                                                  ===================  ====================

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2001

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month and six-month periods ended June 30, 2001 and 2000 are as follows:

                                           Three Months Ended                          Six Months Ended
                                                 June 30                                   June 30
                                  --------------------------------------    --------------------------------------
                                        2001                  2000                2001                  2000
                                  ----------------      ----------------    ----------------      ----------------
  Net income (loss)                $    (192,923)         $    507,728         $  (751,614)         $  1,186,454
  Foreign currency
      translation adjustments            265,745              (142,462)            (20,905)              (12,094)
                                  ----------------      ----------------    ----------------      ----------------
                                   $      72,822          $    365,266         $  (772,519)         $  1,174,360

The components of accumulated comprehensive income at June 30, 2001 and December 31, 2000 are as follows:

                                                  6/30/2001        12/31/2000
                                               ---------------   --------------
           Foreign currency translation
             adjustments                         $  (600,884)     $  (579,979)
                                               ===============   ==============

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2001

3.       LONG-TERM DEBT

On August 13, 2001, the Company and its bank group agreed to an amendment to the terms of the senior credit facility which includes two term loans payable in U.S. dollars and a revolving note payable. This amendment established a July 31, 2002 maturity date for the two term loans and the revolving note.

4.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                         Three Months Ended                            Six Months Ended
                                              June 30                                       June 30
                          -------------------------------------------   ------------------------------------------
                                   2001                   2000                   2001                   2000
                          --------------------   --------------------   --------------------   -------------------
Net sales
     North America        $        24,632,006    $        34,127,898    $        51,251,830    $        65,319,182
     International                  4,906,974              5,445,851             11,049,064             11,384,358
                          --------------------   --------------------   --------------------   -------------------
                          $        29,538,980    $        39,573,749    $        62,300,894    $        76,703,540

                                         Three Months Ended                            Six Months Ended
                                              June 30                                       June 30
                          -------------------------------------------   ------------------------------------------
                                   2001                   2000                   2001                   2000
                          --------------------   --------------------   --------------------   -------------------
Operating income
     North America        $         3,913,351    $         5,499,615    $         7,063,107    $        11,121,888
     International                    286,752                203,082                972,851                599,997
                          --------------------   --------------------   --------------------   -------------------
                          $         4,200,103    $         5,702,697    $         8,035,958    $        11,721,885

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2001

5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of June 30, 2001 and December 31, 2000 and consolidating condensed statements of operations for the three and six month periods ended June 30, 2001 and 2000 and consolidating condensed statements of cash flows for the six months ended June 30, 2001 and 2000.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (continued)
June 30, 2001

5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                 BALANCE SHEET
                                 June 30, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------------------------------------------------------------------
Trade receivables                       $  11,570,141     $  1,946,665  $  7,721,252    $          -    $ 21,238,058
Inventories                                20,367,603        4,573,227    11,227,815      (1,144,000)     35,024,645
Other                                       3,297,692          423,906     1,275,105         (94,486)      4,902,217
                                        ----------------------------------------------------------------------------
Total current assets                       35,235,436        6,943,798    20,224,172      (1,238,486)     61,164,920
Goodwill, net of accumulated
  amortization                              1,293,903                -     2,503,588       1,236,977       5,034,468
Other                                      20,969,741           40,572       534,569     (11,687,997)      9,856,885
Intercompany amounts                       21,229,950          471,694     4,333,459     (26,035,103)              -
Property, plant and equipment, net of
  accumulated depreciation                 25,589,892        1,140,210     5,036,953               -      31,767,055
                                        ----------------------------------------------------------------------------
                                        $ 104,318,922     $  8,596,274  $ 32,632,741    $(37,724,609)   $107,823,328
                                        ============================================================================

Accounts payable and accrued expenses   $   7,302,814     $    645,218  $  2,454,920    $          -    $ 10,402,952
Compensation and employee benefits          1,485,118          156,339     1,040,716               -       2,682,173
Current portion of long-term debt           3,271,880                -       631,243               -       3,903,123
Other                                        (287,528)         (98,698)      418,051               -          31,825
                                        ----------------------------------------------------------------------------
Total current liabilities                  11,772,284          702,859     4,544,930               -      17,020,073
Long-term debt less current portion       153,784,355          237,622     5,398,334               -     159,420,311
Other                                       6,968,883                -       522,861         604,041       8,095,785
Intercompany amounts                        9,423,582        4,380,922    12,230,599     (26,035,103)              -
Accumulated deficiency                    (77,630,182)       3,274,871     9,936,017     (12,293,547)    (76,712,841)
                                        ----------------------------------------------------------------------------
                                        $ 104,318,922     $  8,596,274  $ 32,632,741    $(37,724,609)   $107,823,328
                                        ============================================================================


                                          December 31, 2000

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------------------------------------------------------------------
Trade receivables                       $  11,960,414     $  2,327,376  $  7,738,992    $          -    $ 22,026,782
Inventories                                22,211,393        4,627,673    13,171,112      (1,290,000)     38,720,178
Other                                       3,268,831          516,999     1,206,868               -       4,992,698
                                        ----------------------------------------------------------------------------
Total current assets                       37,440,638        7,472,048    22,116,972      (1,290,000)     65,739,658
Goodwill, net of accumulated
  amortization                              1,339,029                -     2,770,142       1,348,109       5,457,280
Other                                      20,993,317           40,572       378,889     (11,605,609)      9,807,169
Intercompany amounts                       24,623,197          574,554     3,518,234     (28,715,985)              -
Property, plant and equipment, net of
  accumulated depreciation                 27,058,118        1,207,336     5,295,275               -      33,560,729
                                        ----------------------------------------------------------------------------
                                        $ 111,454,299     $  9,294,510  $ 34,079,512    $(40,263,485)   $114,564,836
                                        ============================================================================

Accounts payable and accrued expenses   $   9,131,480     $  1,005,824  $  3,384,743    $          -    $ 13,522,047
Compensation and employee benefits          2,894,599          169,009     1,187,351               -       4,250,959
Current portion of long-term debt           2,915,744                -       635,198               -       3,550,942
Other                                        (240,434)        (102,577)      475,624               -         132,613
                                        ----------------------------------------------------------------------------
Total current liabilities                  14,701,389        1,072,256     5,682,916               -      21,456,561
Long-term debt less current portion       154,479,046          277,024     5,891,776               -     160,647,846
Other                                       6,566,256                -         1,817         742,682       7,310,755
Intercompany amounts                       10,491,191        4,715,168    13,509,626     (28,715,985)              -
Accumulated deficiency                    (74,783,583)       3,230,062     8,993,377     (12,290,182)    (74,850,326)
                                        ----------------------------------------------------------------------------
                                        $ 111,454,299     $  9,294,510  $ 34,079,512    $(40,263,485)   $114,564,836
                                        ============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (continued)
June 30, 2001

5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF OPERATIONS
                       Three Months Ended June 30, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------------------------------------------------------------------
Net sales                               $  20,415,493     $  3,154,436  $ 10,977,051    $ (5,008,000)   $ 29,538,980
Costs and expenses                         17,029,688        3,118,961    10,184,662      (4,994,434)     25,338,877
                                        ----------------------------------------------------------------------------
Operating income                            3,385,805           35,475       792,389         (13,566)      4,200,103
Interest and other                          4,107,946           15,199       490,494        (220,613)      4,393,026
                                        ----------------------------------------------------------------------------
Net income (loss)                       $    (722,141)    $     20,276  $    301,895    $    207,047    $   (192,923)
                                        ============================================================================

                                        Three Months Ended June 30, 2000

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------------------------------------------------------------------
Net sales                               $  28,888,758     $  5,174,270  $ 13,051,721    $ (7,541,000)   $ 39,573,749
Costs and expenses                         24,143,822        4,957,014    12,097,650      (7,327,434)     33,871,052
                                        ----------------------------------------------------------------------------
Operating income                            4,744,936          217,256       954,071        (213,566)      5,702,697
Interest and other                          4,341,371           91,030       753,221           9,347       5,194,969
                                        ----------------------------------------------------------------------------
Net income                              $     403,565     $    126,226  $    200,850    $   (222,913)   $    507,728
                                        ============================================================================

                                        Six Months Ended June 30, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------------------------------------------------------------------
Net sales                               $  42,101,481     $  7,034,883  $ 23,580,530    $(10,416,000)   $ 62,300,894
Costs and expenses                         36,066,116        6,946,552    21,703,136     (10,450,868)     54,264,936
                                        ----------------------------------------------------------------------------
Operating income                            6,035,365           88,331     1,877,394          34,868       8,035,958
Interest and other                          7,791,964           43,519     1,279,706        (327,617)      8,787,572
                                        ----------------------------------------------------------------------------
Net income (loss)                       $  (1,756,599)    $     44,812  $    597,688    $    362,485    $   (751,614)
                                        ============================================================================

                                        Six Months Ended June 30, 2000

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------------------------------------------------------------------
Net sales                               $  55,655,911     $  9,848,541  $ 26,270,088    $(15,071,000)   $ 76,703,540
Costs and expenses                         46,375,860        9,444,878    24,231,785     (15,070,868)     64,981,655
                                        ----------------------------------------------------------------------------
Operating income                            9,280,051          403,663     2,038,303            (132)     11,721,885
Interest and other                          8,688,889          178,915     1,631,622          36,005      10,535,431
                                        ----------------------------------------------------------------------------
Net income                              $     591,162     $    224,748  $    406,681    $    (36,137)   $  1,186,454
                                        ============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2001

5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                            STATEMENT OF CASH FLOWS
                        Six Months ended June 30, 2001

                                                                                Non-
                                                               Guarantor      Guarantor
                                                 Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                            ----------------------------------------------------------------------------
Net cash provided by operating
  activities                                $     768,343     $    285,724  $  1,351,518    $    (13,460)   $  2,392,125

Cash flows from investing activities:
  Capital expenditures                           (837,562)         (54,406)     (392,024)              -      (1,283,992)
  Other investments                                     -                -         1,397               -           1,397
                                            ----------------------------------------------------------------------------
Net cash used in investing activities            (837,562)         (54,406)     (390,627)              -      (1,282,595)

Cash flows from financing activities:
  Proceeds from borrowing (repayments)         (1,430,707)         (39,402)       56,512               -      (1,413,597)
  Debt issuance costs                            (123,909)               -             -               -        (123,909)
  Other                                                 -                -       (35,967)        249,397         213,430
                                            ----------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                         (1,554,616)         (39,402)       20,545         249,397      (1,324,076)

Intercompany accounts                           1,697,808         (234,612)   (1,213,799)       (249,397)              -
                                            ----------------------------------------------------------------------------
Net increase (decrease) in cash                    73,973          (42,696)     (232,363)        (13,460)       (214,546)
                                            ----------------------------------------------------------------------------
Cash and equivalents at beginning of
  period                                          144,294          318,130       499,383          13,460         975,267
                                            ----------------------------------------------------------------------------
Cash and equivalents at end of period       $     218,267     $    275,434  $    267,020    $          -    $    760,721
                                            ============================================================================

                                            Six Months ended June 30, 2000

                                                                                Non-
                                                               Guarantor      Guarantor
                                                 Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                            ----------------------------------------------------------------------------
Net cash provided by operating
  activities                                $     102,577     $    132,325  $    378,106    $          -    $    613,008

Cash flows from investing activities:
  Capital expenditures                         (2,539,982)        (205,488)     (237,145)              -      (2,982,615)
  Other investments                               227,596             (400)           10               -         227,206
                                            ----------------------------------------------------------------------------
Net cash used in investing activities          (2,312,386)        (205,888)     (237,135)              -      (2,755,409)

Cash flows from financing activities:
  Proceeds from borrowing (repayments)          2,344,353          (37,988)     (403,158)              -       1,903,207
  Other                                                 -                -       (36,065)       (184,196)       (220,261)
                                            ----------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                          2,344,353          (37,988)     (439,223)       (184,196)      1,682,946

Intercompany accounts                             (37,436)        (175,524)       28,764         184,196               -
                                            ----------------------------------------------------------------------------
Net increase (decrease) in cash                    97,108         (287,075)     (269,488)              -        (459,455)
                                            ----------------------------------------------------------------------------
Cash and equivalents at beginning of
  period                                          116,240          531,357       904,466               -       1,552,063
                                            ----------------------------------------------------------------------------
Cash and equivalents at end of period       $     213,348     $    244,282  $    634,978    $          -    $  1,092,608
                                            ============================================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Three Months Ended June 30, 2001 Compared With Three Months Ended
June 30, 2000

Net Sales. Net sales of $29.5 million for the three months ended June 30, 2001 were 25.4% lower than the $39.6 million in the same period of 2000. Net sales of traditional valve products decreased 21.0% or $5.2 million while net sales of motion control products decreased 15.0% or $1.0 million and sales of other products decreased 47.6% or $3.8 million. North American sales decreased 27.8% or $9.5 million and international sales decreased 9.9% or $0.5 million. This decline in North American sales was a direct result of the economic downturn that began in the last quarter of 2000. The $0.5 million lower international sales were due to currency translation losses on the Company's foreign subsidiaries.

Gross Profit. Gross profit was $11.5 million, or 38.8% of net sales, for the three months ended June 30, 2001 compared with $14.7 million, or 37.1% of net sales, in the same period of 2000. Cost savings implemented in response to the reduced sales increased gross profit by 1.7% of sales.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $7.2 million for the three months ended June 30, 2001, compared to $8.9 million for the same period in 2000. Cost savings and containment programs implemented in response to the economic downturn resulted in this $1.7 million reduction.

Operating Income. Operating income for the three months ended June 30, 2001 was $4.2 million compared to $5.7 million in the same period in 2000. This $1.5 million decrease was primarily due to the reduced sales. Operating income in North America decreased $1.6 million, or 28.8%, while the International segment's operating income increased by $0.1 million, or 41.2%.

Interest and Other Financing Expenses. Interest expense decreased $0.1 million from $4.2 million in the second quarter of 2000 to $4.1 million in 2001 as a result of the general decrease in interest rates.

Other Expense. Other expense of $0.3 million for the three months ended June 30, 2001 was primarily attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.4 million in the three months ended June 30, 2000.

Net Income (Loss). Due to the factors discussed above, net income decreased $0.7 million, to a loss of $0.2 million during the three months ended June 30, 2001 from net income of $0.5 million in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared With Six Months Ended
June 30, 2000

Net Sales. Net sales of $62.3 million for the six months ended June 30, 2001 were 18.8% lower than the $76.7 million in the same period of 2000. Net sales of traditional valve products decreased 16.0% or $7.7 million while net sales of motion control products decreased 18.1% or $2.6 million and sales of other products decreased 29.1% or $4.1 million. North American sales decreased 21.5% or $14.1 million and international sales decreased 2.9% or $0.3 million. This decline in North American sales was a direct result of the economic downturn that began in the last quarter of 2000. Currency translation losses on the Company's foreign subsidiaries were responsible for the 2.9% decline in international sales. Excluding the effect of the strengthening U.S. dollar, international sales would have increased 4.6%.

Gross Profit. Gross profit was $23.4 million, or 37.5% of net sales, for the six months ended June 30, 2001 compared with $29.4 million, or 38.3% of net sales, in the same period of 2000. Cost savings and containment programs implemented in response to the economic downturn were not fully realized until the second quarter, which resulted in 0.8% lower gross profit in 2001.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $15.1 million for the six months ended June 30, 2001, compared to $17.4 million for the same period in 2000. This $2.3 million decrease was a result of cost savings and containment programs implemented in response to the economic downturn.

Operating Income. Operating income for the six months ended June 30, 2001 was $8.0 million compared to $11.7 million in the same period in 2000. This $3.7 million decrease was primarily due to the reduced sales. Operating income in North America decreased $4.1 million, or 36.5%, while the International segment's operating income increased by $0.4 million, or 62.1%.

Interest and Other Financing Expenses. Interest expense decreased $0.2 million from $8.4 million in the first half of 2000 to $8.2 million in 2001 as a result of the general decrease in interest rates.

Other Expense. Other expense of $0.9 million for the six months ended June 30, 2001 was primarily attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $1.0 million in the six months ended June 30, 2000.

Net Income (Loss). Due to the factors discussed above, net income decreased $2.0 million, to a loss of $0.8 million during the six months ended June 30, 2001 from net income of $1.2 million in the first half of 2000.

Liquidity and Capital Resources

Working capital was $44.1 million at June 30, 2001 compared to $44.3 million at December 31, 2000. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $163.3 million at June 30, 2001 compared to $164.2 million at December 31, 2000. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $31.0 million as of June 30, 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to June 30, 2001.

PART II     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

      4.2.5   Sixth Amendment to Loan Agreement

(b)  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED


By:   /s/ Robert P. Robeson
    ----------------------------------------
      Robert P. Robeson
      Vice President, Treasurer and
      Chief Financial Officer;
      on behalf of the registrant and
      as its principal financial officer


Date: August 14, 2001
      ------------------