Form 10-Q
period 2001-09-30
NUMATICS INC
filed 2001-11-19
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended           September 30, 2001
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

             Common Stock - 2,607,318 shares as of November 13, 2001

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES

     Page No.                      Description
     ---------------------------------------------------------------------------
         1    PART I. FINANCIAL INFORMATION

         1     Item 1   Consolidated Financial Statements (Unaudited)
         4              Notes to Consolidated Financial Statements (Unaudited)
        11     Item 2   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations
        14     Item 3   Quantitative and Qualitative Disclosures About Market
                          Risk

        15    PART II.  OTHER INFORMATION

        15     Item 6   Exhibits and Reports on Form 8-K
        15              Signatures

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Numatics, Incorporated
   Consolidated Statements of Operations

                                                      (Unaudited)                        (Unaudited)
                                                  Three Months Ended                  Nine Months Ended
                                                     September 30                        September 30
                                           ---------------------------------   -------------------------------
                                                 2001              2000             2001              2000
                                           ----------------   --------------   ---------------   -------------
   Net sales                               $     26,738,688   $   36,596,534   $    89,039,582   $ 113,300,074

   Costs and expenses:
     Costs of products sold                      15,707,620       22,897,103        54,657,914      70,249,923
     Marketing, engineering, general
          and administrative                      6,070,301        8,401,621        21,214,371      25,801,758
     Single business tax                             75,936          103,500           246,508         332,200
                                           ----------------   --------------   ---------------   -------------

   Operating income                               4,884,831        5,194,310        12,920,789      16,916,195

   Other expenses
     Interest and other financing
          expenses                                3,882,040        4,215,712        12,122,854      12,588,476
     Other (income) expenses                       (317,140)         600,921           549,008       1,644,098
                                           ----------------   --------------   ---------------   -------------

   Income before income taxes                     1,319,931          377,677           248,927       2,683,621

   Income taxes                                     456,116          333,594           136,726       1,453,084
                                           ----------------   --------------   ---------------   -------------

   Net income                              $        863,815   $       44,083   $       112,201   $   1,230,537
                                           ================   ==============   ===============   =============

   See accompanying notes.

Numatics, Incorporated
Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                   September        December 31
                                                                      2001              2000
                                                                 -------------     -------------
                             ASSETS
Current assets:
  Cash and equivalents                                           $   1,181,870     $     975,267
  Accounts receivable                                               18,969,437        22,026,782
  Inventories                                                       35,120,780        38,720,178
  Other current assets                                               3,849,095         4,017,431
                                                                 -------------     -------------
        Total current assets                                        59,121,182        65,739,658

Other assets:
  Goodwill, net of accumulated amortization                          4,979,940         5,457,280
  Other intangible assets, net of accumulated amortization           4,236,776         4,367,697
  Deferred income taxes                                              2,926,384         2,729,070
  Investment in affiliates                                           2,211,190         2,205,887
  Other                                                                647,088           504,515
                                                                 -------------     -------------
                                                                    15,001,378        15,264,449
Properties:
  Land                                                               1,356,119         1,368,191
  Buildings and improvements                                        15,005,602        14,930,759
  Machinery and equipment                                           53,035,086        52,102,336
                                                                 -------------     -------------
                                                                    69,396,807        68,401,286
  Less accumulated depreciation                                    (38,474,481)      (34,840,557)
                                                                 -------------     -------------
                                                                    30,922,326        33,560,729
                                                                 -------------     -------------
                                                                 $ 105,044,886     $ 114,564,836
                                                                 =============     =============

                            LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                         $   4,894,830     $   8,987,113
  Accrued interest                                                   5,498,706         2,977,533
  Other accrued expenses                                             1,012,045         1,557,401
  Compensation and employee benefits                                 2,525,141         4,250,959
  Income and single business tax                                       436,121           132,613
  Current portion of long term debt                                  3,952,261         3,550,942
                                                                  ------------     -------------
        Total current liabilities                                   18,319,104        21,456,561

Long term debt, less current portion                               154,698,340       160,647,846
Deferred retirement benefits                                         7,247,695         6,566,256
Deferred income taxes                                                  565,263             1,817

Minority interest in subsidiaries (redeemable at $432,923
        in 2001 and $559,905 in 2000 upon the happening
        of certain events outside the control of the company.)         503,375           742,682

Common stock $.01 par value, 9,950,000 shares authorized;
        2,607,318 shares outstanding at 2001 and 2,659,575
        shares outstanding at 2000 and related additional
        paid in capital                                              4,602,151         4,602,151
Treasury stock; 52,257 shares                                       (1,089,996)                -
Accumulated deficiency                                             (78,760,296)      (78,872,498)
Equity adjustment from foreign currency translation                 (1,040,750)         (579,979)
                                                                 -------------     -------------
                                                                   (76,288,891)      (74,850,326)
                                                                 -------------     -------------
                                                                 $ 105,044,886     $ 114,564,836
                                                                 =============     =============


See accompanying notes.                                                        2

Numatics, Incorporated
Consolidated Statements of Cash Flows

                                                                                (Unaudited)
                                                                             Nine Months Ended
                                                                                September 30
                                                                   ----------------------------------
                                                                         2001                 2000
                                                                   -------------         ------------
Operating activities
Net income                                                         $     112,204         $  1,230,537
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                      3,834,700            4,011,120
     Amortization                                                        954,369            1,030,440
     Minority interest in subsidiary earnings                           (239,307)              50,444
     Deferred taxes                                                       71,022             (488,512)
     Deferred retirement benefits                                        681,440              786,440
     Unrealized foreign currency losses                                  292,147            1,430,901
     Changes in operating assets and liabilities:
       Trade receivables                                               2,763,664           (2,826,522)
       Inventories                                                     3,203,784           (3,835,714)
       Other current assets                                              146,724              146,403
       Accounts payable and accrued expenses                          (1,669,403)             740,260
       Compensation and employee benefits                             (1,966,227)            (167,433)
       Income and single business taxes                                  325,292              576,190
                                                                   -------------         ------------
Net cash provided by operating activities                              8,510,409            2,684,554

Investing activities
Capital expenditures                                                  (1,453,975)          (4,033,711)
Other investments                                                        (40,226)             218,160
                                                                   -------------         ------------
Net cash used in investing activities                                 (1,494,202)          (3,815,551)

Financing activities
Debt (repayments) borrowing                                           (6,428,818)           1,059,690
Debt issuance costs                                                     (436,022)                   -
                                                                   -------------         ------------
Net cash (used in) provided by financing activities                   (6,864,840)           1,059,690
                                                                   -------------         ------------
Effect of exchange rate changes on cash                                   55,236             (190,559)
                                                                   -------------         ------------
Net increase (decrease) in cash and cash equivalents                     206,603             (261,866)
Cash and equivalents at beginning of period                              975,267            1,552,063
                                                                   -------------         ------------
Cash and equivalents at end of period                              $   1,181,870         $  1,290,197
                                                                   =============         ============

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This pronouncement will significantly change the accounting for goodwill and intangible assets and is effective for fiscal years beginning after December 15, 2001. With the adoption of SFAS 142, starting in 2002, the Company will no longer amortize its goodwill, but will be required to complete annual evaluations of its value as is required by the new promulgated guidance. The Company is in the process of evaluating the impact of adopting this pronouncement.

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001

2.   COMPREHENSIVE INCOME

The components of comprehensive income for three-month and nine-month periods ended September 30, 2001 and 2000 are as follows:

                                        Three Months Ended             Nine Months Ended
                                          September 30                    September 30
                                  ----------------------------   -----------------------------
                                      2001            2000           2001             2000
                                  -----------     ------------   ------------     ------------
     Net income                   $   863,815     $     44,083   $    112,201     $  1,230,537
     Foreign currency
         translation adjustments     (439,866)        (113,229)      (460,771)        (125,323)
                                  -----------     ------------   ------------     ------------
                                  $   423,949     $    (69,146)  $   (348,570)    $  1,105,214

The components of accumulated comprehensive income include foreign currency translation adjustments.

3.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                      Three Months Ended                            Nine Months Ended
                                         September 30                                 September 30
                          ------------------------------------------    -----------------------------------------
                                 2001                   2000                   2001                   2000
                          -------------------    -------------------    -------------------    ------------------
Net sales
       North America      $        22,319,602    $        30,798,259    $        73,571,432    $       96,117,441
       International                4,419,086              5,798,275             15,468,150            17,182,633
                          -------------------    -------------------    -------------------    ------------------
                          $        26,738,688    $        36,596,534    $        89,039,582    $      113,300,074

                                      Three Months Ended                            Nine Months Ended
                                         September 30                                 September 30
                          ------------------------------------------    -----------------------------------------
                                 2001                   2000                   2001                   2000
                          -------------------    -------------------    -------------------    ------------------
Operating income
       North America      $         4,793,135    $         4,855,186    $        11,856,242    $       15,977,074
       International                   91,696                339,124              1,064,547               939,121
                          -------------------    -------------------    -------------------    ------------------
                          $         4,884,831    $         5,194,310    $        12,920,789    $       16,916,195

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statement (Unaidited)
September 30, 2001

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of September 30, 2001 and December 31, 2000 and consolidating condensed statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and consolidating condensed statements of cash flows for the nine months ended September 30, 2001 and 2000.

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

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001


4.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                  BALANCE SHEET
                               September 30, 2001

                                                                                           Non-
                                                                     Guarantor       Guarantor
                                                    Parent         Subsidiaries    Subsidiaries      Eliminations    Consolidated
                                                ---------------------------------------------------------------------------------
Trade receivables                               $  10,203,146    $   1,851,838    $   6,914,453    $          --    $  18,969,437
Inventories                                        20,760,041        4,520,452       10,919,287       (1,079,000)      35,120,780
Other                                               2,924,385          338,462        1,768,118               --        5,030,965
                                                ---------------------------------------------------------------------------------
Total current assets                               33,887,572        6,710,752       19,601,858       (1,079,000)      59,121,182
Goodwill, net of accumulated amortization           1,271,340               --        2,527,189        1,181,411        4,979,940
Other                                              21,058,024           40,572          610,839      (11,687,997)      10,021,438
Intercompany amounts                               19,502,332          503,725        4,749,630      (24,755,687)              --
Property, plant and equipment, net of
   accumulated depreciation                        24,910,938        1,078,308        4,933,080               --       30,922,326
                                                ---------------------------------------------------------------------------------
                                                $ 100,630,206    $   8,333,357    $  32,422,596    $ (36,341,273)   $ 105,044,886
                                                =================================================================================

Accounts payable and accrued expenses           $   8,395,465    $     514,274    $   2,495,842               --    $  11,405,581
Compensation and employee benefits                  1,354,716           67,284        1,103,141               --        2,525,141
Current portion of long-term debt                   3,279,421               --          672,840               --        3,952,261
Other                                                (107,056)         (25,673)         568,850               --          436,121
                                                ---------------------------------------------------------------------------------
Total current liabilities                          12,922,546          555,885        4,840,673               --       18,319,104
Long-term debt less current portion               149,493,034          198,221        5,007,085               --      154,698,340
Other                                               7,247,695               --          565,263          503,375        8,316,333
Intercompany amounts                                8,129,225        4,150,120       12,476,342      (24,755,687)              --
Accumulated deficiency                            (77,162,294)       3,429,131        9,533,233      (12,088,961)     (76,288,891)
                                                ---------------------------------------------------------------------------------
                                                $ 100,630,206    $   8,333,357    $  32,422,596    $ (36,341,273)   $ 105,044,886
                                                =================================================================================

                                December 31, 2000

                                                                                     Non-
                                                                   Guarantor       Guarantor
                                                   Parent         Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                ---------------------------------------------------------------------------------
Trade receivables                               $  11,960,414    $   2,327,376    $   7,738,992    $          --    $  22,026,782
Inventories                                        22,211,393        4,627,673       13,171,112       (1,290,000)      38,720,178
Other                                               3,268,831          516,999        1,206,868               --        4,992,698
                                                ---------------------------------------------------------------------------------
Total current assets                               37,440,638        7,472,048       22,116,972       (1,290,000)      65,739,658
Goodwill, net of accumulated amortization           1,339,029               --        2,770,142        1,348,109        5,457,280
Other                                              20,993,317           40,572          378,889      (11,605,609)       9,807,169
Intercompany amounts                               24,623,197          574,554        3,518,234      (28,715,985)              --
Property, plant and equipment, net of
   accumulated depreciation                        27,058,118        1,207,336        5,295,275               --       33,560,729
                                                ---------------------------------------------------------------------------------
                                                $ 111,454,299    $   9,294,510    $  34,079,512    $ (40,263,485)   $ 114,564,836
                                                =================================================================================

Accounts payable and accrued expenses           $   9,131,480    $   1,005,824    $   3,384,743    $          --    $  13,522,047
Compensation and employee benefits                  2,894,599          169,009        1,187,351               --        4,250,959
Current portion of long-term debt                   2,915,744               --          635,198               --        3,550,942
Other                                                (240,434)        (102,577)         475,624               --          132,613
                                                ---------------------------------------------------------------------------------
Total current liabilities                          14,701,389        1,072,256        5,682,916               --       21,456,561
Long-term debt less current portion               154,479,046          277,024        5,891,776               --      160,647,846
Other                                               6,566,256               --            1,817          742,682        7,310,755
Intercompany amounts                               10,491,191        4,715,168       13,509,626      (28,715,985)              --
Accumulated deficiency                            (74,783,583)       3,230,062        8,993,377      (12,290,182)     (74,850,326)
                                                ---------------------------------------------------------------------------------
                                                $ 111,454,299    $   9,294,510    $  34,079,512    $ (40,263,485)   $ 114,564,836
                                                =================================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2001

4.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2001

                                                                   Non-
                                                 Guarantor      Guarantor
                                 Parent        Subsidiaries   Subsidiaries   Eliminations     Consolidated
                             ------------------------------------------------------------------------------
Net sales                    $  17,949,153     $  3,131,847  $  10,319,688  $   (4,662,000)  $   26,738,688
Costs and expenses              13,722,590        2,892,095      9,910,606      (4,671,434)      21,853,857
                             ------------------------------------------------------------------------------
Operating income                 4,226,563          239,752        409,082           9,434        4,884,831
Interest and other               3,758,671           85,491        372,006        (195,152)       4,021,016
                             ------------------------------------------------------------------------------
Net income                   $     467,892     $    154,261  $      37,076  $      204,586   $      863,815
                             ==============================================================================


                      Three Months Ended September 30, 2000
                                                                   Non-
                                                 Guarantor      Guarantor
                                 Parent        Subsidiaries   Subsidiaries   Eliminations     Consolidated
                             ------------------------------------------------------------------------------
Net sales                    $  26,235,086     $  4,746,430  $  12,676,018  $   (7,061,000)  $   36,596,534
Costs and expenses              22,047,199        4,725,032     11,649,427      (7,019,434)      31,402,224
                             ------------------------------------------------------------------------------
Operating income                 4,187,887           21,398      1,026,591         (41,566)       5,194,310
Interest and other               4,330,655            3,246        801,887          14,439        5,150,227
                             ------------------------------------------------------------------------------
Net income (loss)            $    (142,768)    $     18,152  $     224,704  $      (56,005)  $       44,083
                             ==============================================================================


                      Nine Months Ended September 30, 2001
                                                                   Non-
                                                 Guarantor      Guarantor
                                 Parent        Subsidiaries   Subsidiaries   Eliminations     Consolidated
                             ------------------------------------------------------------------------------
Net sales                    $  60,050,634     $ 10,166,730  $  33,900,218  $  (15,078,000)  $   89,039,582
Costs and expenses              49,788,706        9,838,647     31,613,742     (15,122,302)      76,118,793
                             ------------------------------------------------------------------------------
Operating income                10,261,928          328,083      2,286,476          44,302       12,920,789
Interest and other              11,550,635          129,010      1,651,712        (522,769)      12,808,588
                             ------------------------------------------------------------------------------
Net income (loss)            $  (1,288,707)    $    199,073  $     634,764  $      567,071   $      112,201
                             ==============================================================================


                      Nine Months Ended September 30, 2000
                                                                   Non-
                                                 Guarantor      Guarantor
                                 Parent        Subsidiaries   Subsidiaries   Eliminations     Consolidated
                             ------------------------------------------------------------------------------
Net sales                    $  81,890,997     $ 14,594,971  $  38,946,106  $  (22,132,000)  $  113,300,074
Costs and expenses              68,423,059       14,169,910     35,881,212     (22,090,302)      96,383,879
                             ------------------------------------------------------------------------------
Operating income                13,467,938          425,061      3,064,894         (41,698)      16,916,195
Interest and other              13,019,544          182,161      2,433,509          50,444       15,685,658
                             ------------------------------------------------------------------------------
Net income                   $     448,394     $    242,900  $     631,385  $      (92,142)  $    1,230,537
                             ==============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Financial statements (Unaudited)
September 30, 2001

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)


                                                        STATEMENT OF CASH FLOWS
                                                 Nine Months ended September 30, 2001

                                                                                       Non-
                                                                  Guarantor           Guarantor
                                                Parent           Subsidiaries        Subsidiaries     Eliminations     Consolidated
                                             --------------------------------------------------------------------------------------
Net cash provided by operating activities    $  4,919,781        $    541,440        $  3,062,648     $    (13,460)    $  8,510,409

Cash flows from investing activities:

   Capital expenditures                        (1,013,000)            (56,875)           (384,101)               -       (1,453,976)
   Other investments                                    -                   -             (40,226)               -          (40,226)
                                             --------------------------------------------------------------------------------------
Net cash used in investing activities          (1,013,000)            (56,875)           (424,327)               -       (1,494,202)

Cash flows from financing activities:

   Debt repayments                             (5,713,195)            (78,803)           (636,820)               -       (6,428,818)
   Debt issuance costs                           (436,022)                  -                   -                -         (436,022)
   Other                                                -                   -             (32,779)          88,015           55,236
                                             --------------------------------------------------------------------------------------
Net cash used in financing activities          (6,149,217)            (78,803)           (669,599)          88,015       (6,809,604)

Intercompany accounts                           2,340,622            (497,442)         (1,755,165)         (88,015)               -
                                             --------------------------------------------------------------------------------------
Net increase (decrease) in cash                    98,186             (91,680)            213,557          (13,460)         206,603
                                             --------------------------------------------------------------------------------------
Cash and equivalents at beginning of period       144,294             318,130             499,383           13,460          975,267
                                             --------------------------------------------------------------------------------------
Cash and equivalents at end of period        $    242,480        $    226,450        $    712,940     $          -     $  1,181,870
                                             ======================================================================================

                                                 Nine Months ended September 30, 2000

                                                                                        Non-
                                                                  Guarantor           Guarantor
                                                Parent           Subsidiaries        Subsidiaries     Eliminations     Consolidated
                                             --------------------------------------------------------------------------------------
Net cash provided by operating activities    $  1,886,026        $    523,132        $    275,396     $          -     $  2,684,554

Cash flows from investing activities:
   Capital expenditures                        (3,137,950)           (355,838)           (539,923)               -       (4,033,711)
   Other investments                              227,596                (400)             (9,036)               -          218,160
                                             -------------------------------------------------------------------------------------
Net cash used in investing activities          (2,910,354)           (356,238)           (548,959)               -       (3,815,551)

Cash flows from financing activities:

   Proceeds from borrowing (repayment)          1,159,772             (77,390)            (22,693)               -        1,059,690
   Other                                                -                   -             (63,925)        (126,633)        (190,559)
                                             --------------------------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                   1,159,772             (77,390)            (86,618)        (126,633)         869,131

Intercompany accounts                            (220,961)           (273,062)            367,390          126,633                -
                                             --------------------------------------------------------------------------------------
Net increase (decrease) in cash                   (85,517)           (183,558)              7,209                -         (261,866)
                                             --------------------------------------------------------------------------------------
Cash and equivalents at beginning of period       116,240             531,357             904,466                -        1,552,063
                                             --------------------------------------------------------------------------------------
Cash and equivalents at end of period        $     30,723        $    347,799        $    911,675     $          -     $  1,290,197
                                             =====================================================================================

5.   LONG-TERM DEBT


On November 19, 2001, the Company accepted commitments for (a) loan agreements with LaSalle Business Credit, Inc. and its Canadian affiliate providing for $30,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; and (b) a note purchase agreement with American Capital Strategies, Ltd. providing for $31,354,000 of five-year term loans. The new loans under those agreements will be secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The Company expects the fundings under those agreements will occur by the end of November, at which time the Company will use the proceeds of the new term loans and the initial borrowings under the new revolving credit facilities to repay all of the indebtedness currently outstanding under the Company's existing bank credit facility.

The new revolving credit loans will bear interest at variable rates based on prime or LIBOR, at the Company's election. The initial (average) rate will be approximately 5.0% per annum.

$14,354,000 of the new term loans will bear interest at the greater of prime plus 6.5% per annum or 12% per annum. The remaining $17,000,000 of the new term loans will bear interest at 19% per annum, 2% per annum of which may be paid in kind at the Company's option.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Net Sales. Net sales of $26.7 million for the three months ended September 30, 2001 were 26.9% lower than the $36.6 million in the same period of 2000. Net sales of traditional valve products decreased 30.3% or $7.5 million while net sales of motion control products decreased 23.1% or $1.5 million and sales of other products decreased 15.6% or $0.8 million. North American sales decreased 27.5% or $8.5 million and international sales decreased 23.8% or $1.4 million. This decline in sales was a direct result of the economic downturn that began in the last quarter of 2000 in North America and the business slowdown in Europe which began in the middle of 2001.

Gross Profit. Gross profit was $11.0 million, or 41.3% of net sales, for the three months ended September 30, 2001 compared with $13.7 million, or 37.4% of net sales, in the same period of 2000. Cost savings implemented in response to the reduced sales, including the direct and indirect labor portions of an overall 28% headcount reduction and depreciation savings on reduced capital expenditures, increased gross profit by 3.9% of sales.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $6.1 million for the three months ended September 30, 2001, compared to $8.4 million for the same period in 2000. Cost savings and containment programs implemented in response to the economic downturn resulted in this $2.3 million reduction.

Operating Income. Operating income for the three months ended September 30, 2001 was $4.9 million compared to $5.2 million in the same period in 2000. This $0.3 million decrease was a result of the reduced sales. Operating income in North America decreased $0.1 million, or 1.3%, while the International segment's operating income decreased by $0.2 million, or 73.0%.

Interest and Other Financing Expenses. Interest expense decreased $0.3 million from $4.2 million in the third quarter of 2000 to $3.9 million in 2001 as a result of the general decrease in interest rates on lower outstanding debt.

Other Income or Expense. Other income of $0.3 million for the three months ended September 30, 2001 was primarily attributable to unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies, compared to other expense of $0.6 million in the three months ended September 30, 2000.

Net Income (Loss). Due to the factors discussed above, net income increased $0.8 million, to $0.9 million during the three months ended September 30, 2001 from net income of $0.1 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Net Sales. Net sales of $89.0 million for the nine months ended September 30, 2001 were 21.4% lower than the $113.3 million in the same period of 2000. Net sales of traditional valve products decreased 21.1% or $15.4 million while net sales of motion control products decreased 21.4% or $4.5 million and sales of other products decreased 22.8% or $4.4 million. North American sales decreased 23.5% or $22.5 million and international sales decreased 10.0% or $1.7 million. This decline in net sales was primarily a direct result of the economic downturn that began in the last quarter of 2000. Currency translation losses on the Company's foreign subsidiaries were responsible for approximately $1.0 million of the decline or 1.0%. Excluding the effect of the strengthening U.S. dollar, international sales would have been substantially equal to those for the same period of 2000.

Gross Profit. Gross profit was $34.4 million, or 38.6% of net sales, for the nine months ended September 30, 2001 compared with $43.1 million, or 38.0% of net sales, in the same period of 2000. Cost savings and containment programs implemented in response to the economic downturn, including the direct and indirect labor portions of an overall 28% headcount reduction and depreciation savings on reduced capital expenditures, were responsible for the overall improvement in gross profit.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $21.2 million for the nine months ended September 30, 2001, compared to $25.8 million for the same period in 2000. This $4.6 million decrease was a result of cost savings and containment programs implemented in response to the economic downturn.

Operating Income. Operating income for the nine months ended September 30, 2001 was $12.9 million compared to $16.9 million in the same period in 2000. This $4.0 million decrease was a result of the reduced sales. Operating income in North America decreased $4.1 million, or 25.8%, while the International segment's operating income increased by $0.1 million, or 13.4%.

Interest and Other Financing Expenses. Interest expense decreased $0.5 million from $12.6 million in the first nine months of 2000 to $12.1 million in 2001 as a result of the general decrease in interest rates on lower outstanding debt.

Other Expense. Other expense of $0.5 million for the nine months ended September 30, 2001 was primarily attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $1.6 million in the nine months ended September 30, 2000.

Net Income (Loss). Due to the factors discussed above, net income decreased $1.1 million, to $0.1 million during the nine months ended September 30, 2001 from net income of $1.2 million in the first nine months of 2000.

Liquidity and Capital Resources

Working capital was $40.8 million at September 30, 2001 compared to $44.3 million at December 31, 2000. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $158.7 million at September 30, 2001 compared to $164.2 million at December 31, 2000. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $29.4 million as of September 30, 2001.

On November 19, 2001, the Company accepted commitment letters for (a) loan agreements with LaSalle Business Credit, Inc. and its Canadian affiliate providing for $30,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; and (b) a note purchase agreement with American Capital Strategies, Ltd. providing for $31,354,000 of five-year term loans. The new loans under those agreements will be secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The Company expects the fundings under those agreements will occur by the end of November, at which time the Company will use the proceeds of the new term loans and the initial borrowings under the new revolving credit facility to repay all of the indebtedness currently outstanding under the Company's bank credit facility.

The new revolving credit loans will bear interest at variable rates based on prime or LIBOR, at the Company's election. The initial (average) rate will be approximately 5.0% per annum.

$14,354,000 of the new term loans will bear interest at the greater of prime plus 6.5% per annum or 12% per annum. The remaining $17,000,000 of the new term loans will bear interest at 19% per annum, 2% per annum of which may be paid in kind at the Company's option.

Cautions Regarding Forward-Looking Statements

This Form 10-Q report contains forward-looking statements, which can be identified by the use of the future tense or other forward-looking terms such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue," "should," "strategy," or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, all statements about the terms of the Company's expected new financing arrangements, and all statements about if and when the fundings under them will occur, are forward-looking statements. Investors are cautioned that reliance on any of those forward-looking statements involves risks and uncertainties and that, although the Company's management believes that the assumptions on which those forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, factors that are beyond the Company's control, including matters within the discretion of its proposed new lenders. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that its plans and objectives will be achieved. All forward-looking statements are expressly qualified by the cautionary statements contained in this paragraph. The Company undertakes no duty to update any forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to September 30, 2001.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

       4.1.1 Commitment Letter dated November 19, 2001 from American Capital Strategies, Ltd. and related Financial Term Sheet.

       4.1.2 Commitment Letter dated November 19, 2001 from LaSalle Business Credit, Inc.,

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED


By:   /s/ Robert P. Robeson
    ----------------------------------
      Robert P. Robeson
      Vice President, Treasurer and
      Chief Financial Officer;
      on behalf of the registrant and
      as its principal financial officer


Date:  November 19, 2001
      ------------------
                                                                              15