Form 10-K405
period 2001-12-31
NUMATICS INC
filed 2002-03-29
CIK 1007298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date: Common Stock 2,397,235 shares as of March 29, 2002

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                  CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K report, including the information provided under item 1 and under item 7, contains forward-looking statements, which can be identified by the use of the future tense or other forward-looking terms such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue," "should," "strategy," or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate net sales, income, future compliance with debt covenants, or cash flow to service indebtedness are forward-looking statements. Investors are cautioned that reliance on any of those forward-looking statements involves risks and uncertainties and that, although Numatics' management believes that the assumptions on which those forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those assumptions. The uncertainties in this regard include, but are not limited to, those identified in "Risk Factors" under item 1. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by Numatics that its plans and objectives will be achieved. All forward-looking statements are expressly qualified by the cautionary statements contained in this paragraph and in "Risk Factors" below. Numatics undertakes no duty to update any forward-looking statements.

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

         In 1998, in an exchange offer registered under the Securities Act of 1933, Numatics issued $115.0 million of Series B 9 5/8% senior subordinated notes (the "Series B Notes") in exchange for a substantially identical series of senior subordinated notes it had issued in a private placement earlier that year. The Series B Notes are guaranteed by all of Numatics' domestic subsidiaries. Some additional information concerning the Series B Notes and the indenture under which they were issued is provided below under "Risk Factors --Leverage," "--Subordination," and "--Possible Inability to Repurchase Series B Notes Upon a Change in Control," and in Note 2 to the Company's 2001 consolidated audited financial statements. More extensive information concerning the Series B Notes is contained in the Form S-4 registration statement (SEC File No. 333-51355) under which the Series B Notes were registered for purposes of the exchange offer, which can be found at the SEC's web site (www.sec.gov).

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

         Leverage. The Company is highly leveraged. On December 31, 2001, the Company had total indebtedness of approximately $161.8 million and an accumulated deficiency of approximately $78.7 million. As of that date, the aggregate debt of the Company to which the Series B Notes are subordinated ("Senior Debt"), which includes borrowings under its term loan and revolving credit facilities, was approximately $42.7 million, and approximately $18.5 million would have been available for additional borrowing under the revolving credit facility, subject to borrowing base limitations. The indenture governing the Series B Notes permits the incurrence of additional indebtedness, including Senior Debt, by Numatics and its subsidiaries in the future, subject to certain limitations.

         The Company's current annual debt service requirement is approximately $17.8 million. The Company's ability to make scheduled payments of principal of or interest on, or to refinance, its indebtedness (including the Series B Notes) will depend on its future performance, which to some extent is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. Based upon the Company's current level of operations and future business which has been awarded, management believes that cash flow from operations and available cash, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's future liquidity needs until the scheduled expiration of the credit facilities at which time the Company would expect to replace the credit facilities. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth opportunities and operating improvements will be realized, or that future borrowings will be available under the revolving credit facility, or a replacement credit facility, in an amount sufficient to enable the Company to service its indebtedness, including the Series B Notes, or to fund its other liquidity needs. The credit facilities, the revolving and term loans under them, and a $2.5 million industrial revenue bond for which the Company is responsible under the revolving credit facility mature prior to the maturity of the Series B Notes, and there can be no assurance that the Company will be able to replace the credit facilities, or refinance any other indebtedness, on commercially reasonable terms or at all.

         The degree to which the Company is leveraged could have important consequences to investors, including, but not limited to, making it more difficult for the Company to satisfy its obligations with respect to the Series B Notes, increasing the Company's vulnerability to general adverse economic and industry conditions, limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to fund acquisitions, requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industries it serves, and placing the Company at a competitive disadvantage compared to less leveraged competitors. In addition, the indenture governing the Series B Notes and the credit facilities contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the

Company.

         Subordination. The Series B Notes are subordinated in right of payment to all of Numatics' current and future Senior Debt (as defined in the indenture governing the Series B Notes), and the guarantees of the Series B Notes by the Guarantors (the "Subsidiary Guarantees") are subordinated in right of payment to all current and future Senior Debt of the Guarantors. As defined in the governing indenture, the term Senior Debt includes the credit facilities and the Guarantors' guarantees of those facilities. The credit facilities are secured by substantially all of the assets of Numatics, its domestic subsidiaries, all of the outstanding voting stock of Numatics' domestic, Canadian and German subsidiaries, and 66% of the capital stock of Numatics' foreign subsidiaries. Due to these subordination provisions, upon any distribution to creditors of Numatics or any Guarantor in a liquidation or dissolution of Numatics or the Guarantor or in a bankruptcy, reorganization, insolvency, receivership, or similar proceeding relating to Numatics, a Guarantor, or the property of Numatics or a Guarantor, the holders of Senior Debt of Numatics or the Guarantor, respectively, will be entitled to be paid in full before any payment may be made with respect to the Series B Notes or the related Subsidiary Guarantee. In addition, under the governing indenture, payments with respect to the Series B Notes and the Subsidiary Guarantees will be blocked in the event of a payment default on Designated Senior Debt (defined in the indenture to include the credit facilities and the related guarantees of those facilities) and may be blocked for up to 179 days each year in the event of certain non-payment defaults on Designated Senior Debt.

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

         The Company derives a significant portion of its revenue from Numatics' foreign subsidiaries, which have not guaranteed the Series B Notes. Holders of indebtedness of, and trade creditors of, those foreign subsidiaries generally would be entitled to payment of their claims from the assets of the affected subsidiaries before any of those assets are made available for distribution to Numatics. The indenture governing the Series B Notes permits the incurrence of substantial additional indebtedness by Numatics' foreign subsidiaries and permits investments by Numatics or other subsidiaries in those subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of a subsidiary that has not guaranteed the Series B Notes, holders of any of that subsidiary's indebtedness will have a claim to the assets of the subsidiary that is prior to Numatics' interest in those assets. As of December 31, 2001, the total liabilities of subsidiaries that have not guaranteed the Series B Notes was $9.7 million.

         Dependence upon John Welker. The Company's continued success will be substantially dependent upon the efforts of John Welker. Mr. Welker has been Numatics' Chairman, President, and Chief Executive Officer since 1990. He also owns over 80% and controls the vote of over 93% of Numatics' outstanding common stock, which means he is in a position to elect its Board of Directors and to control its management, policies, and operations. When he acts in his capacity as a Numatics shareholder, Mr. Welker does not owe fiduciary duties to holders of Series B Notes or other Numatics' investors.

         The Company could be adversely affected if Mr. Welker were to become unwilling or unable to continue as head of Numatics' management team. It is an event of default under the credit facilities if Mr. Welker ceases to be the President and Chief Executive Officer of Numatics or ceases to have the ability to elect a majority of its directors and if he is not replaced by a person satisfactory to the credit facility lenders. The Company maintains $27.5 million of key-man life insurance on Mr. Welker's life, but that amount would not be sufficient to retire all existing indebtedness under the credit facilities should it become necessary to do so.

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

         The Company also is permitted under the indenture to enter into certain transactions, including certain recapitalizations, which would not constitute a Change of Control but would increase the amount of outstanding Senior Debt or indebtedness on parity with the Series B Notes.

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

Products
--------

          The Company offers a complete line of pneumatic components, which can be described in three groups: valves, motion control products, and air preparation products. The Company's core product historically has been pneumatic valves. Over recent years, the Company has expanded into additional product lines, decreasing its dependence on valves through its product diversification strategy. The table that follows illustrates this diversification trend since 1996.

                                                1996                 2001
                                         ---------------------------------------
             Net Sales                     $132.0 million       $113.6 million

             Valves                            71.5%                65.0%
             Motion Control Products           10.9%                18.6%
             Air Preparation Products          17.6%                16.4%
                                         ---------------------------------------
             Total                            100.0%               100.0%

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

         The Company's valve sales were $92.8 million, $94.7 million, and $73.8 million in 1999, 2000, and 2001, respectively.

         Motion Control Products. In a pneumatic system, the actuator (or cylinder) serves as an "arm" for an automated task, allowing an object to be moved. Grippers and guiding units are material handling components, often serving as the "hands" of an automated process.

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

         The Company's motion control sales were $22.7 million, $27.1 million, and $21.1 million in 1999, 2000, and 2001, respectively.

         Air Preparation Products. The Company's air preparation products include FRLs and air dryers. Air preparation products condition the air for use in the pneumatic system.

         The Company's air preparation products sales were $24.7 million, $24.0 million, and $18.7 million in 1999, 2000, and 2001, respectively.

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

Customers, Marketing, and Distribution
--------------------------------------

         The Company's customers consist of end users, machinery manufacturers (which incorporate the Company's products in their machines), and distributors. As is common practice in the U.S. market, end users and machinery manufacturers generally purchase the Company's products through its network of distributors. Alternatively, in international markets, customers typically purchase directly from the Company. In some cases, the end user will specify the Company's products, regardless of distribution channel. The products sold by the Company are utilized in a diverse group of industries, and no one customer accounted for more than 2.3 % of total net sales in 2001.

         Approximately 63.0% of the Company's net sales in 2001 were from sales to distributors. The Company believes it maintains excellent relationships with its distributor network, which consists of over 115 distributors, including over 75 in North America, 14 in Europe, 15 in Asia and 8 in South America.

         The Company's North American distributors are pneumatics specialists who sell only pneumatic components and do not sell hydraulic components. In most cases, the Company's products represent these distributors' principal source of income. Additionally, the only pneumatic valves these distributors carry are Numatics' valves. The Company maintains an interactive relationship with its distributors, conducting periodic meetings in several cities and intensive training programs while encouraging feedback. The Company employs nine regional managers in North America to train and assist its distributors. The Company's distributors purchase products from the Company and maintain their own inventories.

         The Company has a direct sales force of 133 employees, who sell to over 9,000 direct customers worldwide, of which a significant portion are outside the United States. The Company also has maintained direct selling efforts with certain large end users and machinery manufacturers in North America.

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

         The Company stresses quality control in all of its manufacturing and distribution facilities, and each valve is individually tested to meet specific tolerances before it can be shipped. Currently, the facilities in Germany and Canada are ISO certified. Additionally, all of the Company's domestic manufacturing facilities were ISO certified by the end of 2001. The Company believes that the achievement of ISO certification at each of its manufacturing facilities is a significant factor in maintaining its competitive position.

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

         The Company has the largest U.S. market share in its core product of directional control, base mounted, 4-way pneumatic valves. The Company's most significant competitors in North America are Parker Hannifin, SMC Pneumatics and MAC Valves. Some of the Company's major competitors in the valve market outside North America are SMC Pneumatics, Festo, and CKD. The motion control and air preparations products markets have different competitors such as Norgren IMI, Wilkerson, Phd., Robohand, Lee, and Clippard.

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

         International sales accounted for approximately 17.2% of the Company's 2001 net sales, and international assets accounted for approximately 15.3% of its total assets as of December 31, 2001. For additional financial information regarding foreign sales and exports, see Note 7 of the notes to the Company's audited consolidated financial statements filed as exhibit 99.1 to this Form 10-K.

Employees
---------

         At December 31, 2001, the Company had 685 employees. Approximately 75 of those employees at that time were represented by the United Auto Workers under a contract expiring on March 20, 2005. The Company considers its employee relations to be good.

Environmental Matters
---------------------

         The Company's plant on North Milford Road in Highland, Michigan, is the site of a groundwater contamination problem that became known in the early 1980s. The contamination was caused by a chemical (trichloroethylene) that was used for many years to degrease parts but which has not been used at the site since the early 1970s. A soil vapor extraction system was used to clean up the soil contamination, and a pump and treat system has been installed to purge the groundwater. The soil cleanup has been completed, but completion of the groundwater remediation is expected to take approximately another six years. Based on past expenditures and its current evaluation of site conditions, management expects to spend approximately $70,000 annually to complete the groundwater remediation. The Company has recorded a reserve for these future expenditures, which at December 31, 2001 was approximately $425,000. Management believes this reserve will be adequate to complete the remediation, although actual expenditures will depend on actual site conditions and other factors and are subject to change.

         In 1989, a fluid spill site containing PCBs was discovered at the Company's East Highland Road facility in Highland, Michigan. The source of the PCBs is believed to be a transformer that was accidentally ruptured in 1973 while sitting on the ground awaiting disposal. The area of the spill has been disturbed by subsequent paving of a portion of the area and soil removal following a non-PCB waste oil spill. Management estimates that future soils remedial work at this site will cost approximately $200,000, and has reserved this amount in the Company's December 31, 2001 financial statements.

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

ITEM 2.  PROPERTIES

         The Company conducts its business in Company-owned facilities, totaling approximately 348,150 square feet, and leased facilities, totaling approximately 77,968 square feet, of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Company's various business units. Leases expire at various times through 2006, and the Company generally has extension options.

         The table that follows provides additional information concerning each of these facilities.

                                   SQUARE      TYPE OF
 LOCATION                           FEET       INTEREST      USES
----------------------------------------------------------------------------------------------------
 United States
 N. Milford Rd., Highland, MI      76,000       Owned        Company headquarters; valve components
 Franklin, TN                      68,000       Owned        Actuators
 Sandusky, MI                      57,300       Owned        Valves and solenoids
 Lapeer, MI                        41,600       Owned        FRLs and air dryers
 Wixom, MI                         12,400       Leased       Specialty valves
 E. Highland Rd., Highland,
 MI                                12,250       Owned        Warehousing
 Westlake, OH                      12,000       Leased       Grippers and guiding units
 Forrester, MI                     10,000       Leased       Warehousing
 Wixom, MI                          8,400       Owned        Distribution facility
 Phoenix, AZ                        3,300       Leased       Electronic componentry design and
                                                             fabrication
 Rochester, NY                      2,700       Leased       Distribution facility

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Numatics' shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Numatics' only authorized class of equity security is its common stock. On March 29, 2002, there were six holders of the outstanding shares of the common stock, all but one of whom were Numatics employees. The common stock has no public trading market, all outstanding shares are subject to transfer restrictions, and the shares held by employees are subject to a Numatics repurchase option. See "Compensation Committee Interlocks and Insider Participation" under item 11.

     The common stock of the Company was split on the basis of 125 shares for each issued and outstanding share effective May 15, 2000. In connection with the stock split, the authorized share capital was changed from the previously authorized 250,000 shares of common stock to 9,950,000 shares of common stock.

         To date, no dividends have been paid on the common stock, except for a $6 million extraordinary dividend paid on March 26, 1998. The agreements governing the credit facilities and the indenture governing the Series B Notes substantially limit the payment of future dividends on the common stock, and no such dividends are expected to be declared or paid for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data (in thousands)

                                                        Year ended December 31
                                       2001         2000         1999         1998         1997
                                  -----------------------------------------------------------------
INCOME STATEMENT DATA
Net sales                           $ 113,563    $ 145,861    $ 140,120    $ 139,415    $ 147,097
Cost of products sold                  70,528       92,328       87,686       87,956       93,785
                                  -----------------------------------------------------------------
Gross profit                           43,035       53,533       52,434       51,459       53,312
Marketing, engineering, general
   and administrative expenses         27,428       34,350       31,843       30,771       31,830
Michigan single business tax (1)          (62)         219          391         (609)         945
                                  -----------------------------------------------------------------
Operating income                       15,669       18,964       20,200       21,297       20,537
Interest and other financing
   expenses                            16,345       16,819       16,062       15,927       17,021
Other expense                           1,176        1,729        1,732          236        1,348
                                  -----------------------------------------------------------------
Income (loss) before income taxes
   and extraordinary item              (1,852)         416        2,406        5,134        2,168
Income taxes                             (372)       1,075        1,520        2,283          904
                                  -----------------------------------------------------------------
Income (loss) before
   extraordinary item                  (1,480)        (659)         886        2,851        1,264
Extraordinary item, net of income
   tax (2)                               (304)          --           --       (4,918)          --
                                  -----------------------------------------------------------------
Net income (loss)                   $  (1,784)   $    (659)   $     886    $  (2,067)   $   1,264
                                  =================================================================

                                                        Year ended December 31
                                       2001         2000         1999         1998         1997
                                  -----------------------------------------------------------------
OTHER FINANCIAL DATA
Cash provided by operating
   activities                       $   9,410    $   3,146    $   4,294    $   7,578    $  11,047
Cash used in investing activities      (2,013)      (5,330)      (6,403)      (6,913)      (7,808)
Cash provided by (used in)
   financing activities                (6,785)       1,987        2,502         (139)      (3,314)
EBITDA (3)                             21,095       25,320       26,036       26,137       25,931
Depreciation and amortization           5,488        6,137        5,444        5,449        5,000
Capital expenditures                    1,972        5,588        6,407        6,605        7,881

BALANCE SHEET DATA
Working capital                     $  41,337    $  44,283    $  41,161    $  37,724    $  27,469
Total assets                          104,943      114,564      114,553      109,212       98,535
Total long-term debt                  161,847      164,199      162,392      160,375      135,696
Total shareholders' deficit           (78,737)     (74,850)     (73,894)     (75,292)     (69,930)
Common stock dividend                      --           --           --        6,000           --

(1) The Michigan Single Business Tax is a state tax which is calculated based on operating activity and capital expenditure levels and is in lieu of a state income tax.

(2) For 2001, represents write off of deferred financing costs, net of tax. For 1998, represents $1.6 million (net of income taxes) write off of deferred financing costs, $2.1 million (net of income taxes) for the amortization of the previously unamortized discount on a series of subordinated notes that was prepaid during the year and $1.2 million (net of income taxes) for associated prepayment penalties.

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

Overview
--------

     The Company is a leading global manufacturer and marketer of pneumatic components. The Company's net sales are principally derived from the sale of its products worldwide to over 9,000 customers, including a network of over 115 distributors. In recent years, the Company has diversified its revenue base through its expanded product lines and an increase in its percentage of international sales. In the U.S., the Company's products are principally sold through a network of 45 distributors who purchase and stock Numatics' products. In non-U.S. markets, a majority of sales are derived from direct customers.

         The Company's cost of products sold consists primarily of raw materials, labor, manufacturing overhead and purchased product costs. The Company has generally had success in passing through price increases in raw materials to its customers, although there can be no assurance that it will be able to continue to do so.

Results of Operations
---------------------

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

         Net Sales. The Company's net sales for 2001 decreased 22.1%, or $32.3 million, from $145.9 million in 2000 to $113.6 million in 2001 as a result of the recession and general economic slowdown. Net sales in North America decreased 24.2%, or $30.0 million, while international sales decreased 10.5%, or $2.3 million, approximately $0.4 million of which was a result of currency translation losses. The slowdown was experienced first in the United States, which suffered a decline of 25.7%. The drop in sales in Canada and Mexico began early 2001, bringing their total sales decreases to 18.2% and 11.1%, respectively. The international group sales began falling mid-year for the total drop in international sales of 10.5%. The sales decline was spread equally among products groups with valves, motion control, and air preparation products all down 22% for the year.

         Gross Profit. Gross profit for 2001 increased to 37.9% of net sales from 36.7% in 2000. Cost savings and containment programs implemented in response to the economic downturn were responsible for the overall improvement in gross profit. These cost savings included decreases in direct and indirect labor as a result of an overall 28% headcount reduction, depreciation savings on reduced capital expenditures, reduced scrap costs and the elimination of discretionary spending in manufacturing overhead.

         Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses decreased $6.9 million in 2001, ending the year at $27.4 million. This decrease was a result of cost savings and containment programs implemented in response to the economic downturn. In addition to an overall 28% headcount reduction, the Company eliminated or reduced discretionary spending to offset the effects of the lower sales volume, including the elimination of management bonuses. Unusual expenditures in 2000, such as the $0.7 million for implementation and enhancement of the computer system, did not recur in 2001.

     Single Business Tax. Single business tax for 2001 was a credit of $0.1 million compared to an expense of $0.2 million in 2000 as a result of the loss in 2001.

         Operating Income. Operating income in 2001 was $15.7 million, or 13.8% of sales, compared to $19.0 million, or 13.0% of sales, in 2000. This $3.3 million decrease was a direct result of the lower sales volume.

         Interest and Other Financing Expenses. Interest expense decreased $0.5 million from $16.8 million in 2000 to $16.3 million in 2001 as a result of the general decrease in interest rates and less long-term debt.

         Other Expense. Other expense consisted primarily of unrealized foreign exchange gains and losses, along with minority interest. Expense in 2001 was $0.6 million lower than 2000.

         Income Taxes. The Company's income taxes at the statutory rate differed from its recorded income tax expense due to international rate differences.

     Extraordinary Item. The write off of unamortized debt financing costs related to the refinancing of the Company's senior credit facility in November 2001 resulted in an extraordinary expense of $0.3 million, net of $0.1 million tax benefit.

     Net Loss. Due to the factors discussed above, net loss increased $1.1 million, to a loss of $1.8 million for 2001.


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

Liquidity and Capital Resources
-------------------------------

         Working capital was $41.3 million at December 31, 2001, compared with $44.3 million at December 31, 2000. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

         On November 28, 2001, the Company entered into credit agreements with LaSalle Business Credit, Inc. and its Canadian affiliate providing for $30.0 million of three-year revolving credit facilities, subject to borrowing base requirements, and into a note purchase agreement with American Capital Strategies, Ltd. providing for $31.4 million of five-year term loans.

         The new credit facilities and loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The new revolving credit loans bear interest at variable rates based on prime or LIBOR, at the Company's election. $14.2 million of the new term loans bear interest at the greater of prime plus 6.5% per annum or 12% per annum. The remaining $17.0 million of the new term loans bear interest at 19% per annum, 2% per annum of which may be paid in kind at the Company's option.

     The credit facilities include: (i) term loans of $28.7 million, $1.7 million and $1.0 million to Numatics and its German and Canadian subsidiaries, respectively and (ii) revolving credit facilities, including letters of credit, of $26.0 million and $4.0 million to Numatics and its Canadian subsidiary, respectively. The revolving credit facilities permit each of Numatics and its Canadian subsidiary to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Management estimates that the borrowing base limitations would have limited the Company's total revolving credit availability to approximately $19.4 million as of December 31, 2001. All borrowings under the revolving credit facilities mature in November 2004. The term loans are payable in quarterly installments, which totaled $2.7 million for 2001, and will total $1.4 million for 2002 and $1.4 million for 2003. The credit facilities include certain financial and operating covenants, which among other things restrict the ability of the Company to incur additional indebtedness, make investments, and take other actions. The Company expects to be in compliance with its covenants through 2002.

Significant Accounting Policies
-------------------------------

     The Company's significant accounting policies are more fully described in
Note 1 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

         Long-Lived Assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, goodwill and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. The dynamic economic environment in which our business operates and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

     Pension and Other Postretirement Benefits. The Company maintains defined benefit pension plans on substantially all United States hourly employees and postretirement benefit plans for certain domestic employees. For financial reporting purposes, net period pension and other postretirement benefit costs are calculated based upon a number of actuarial assumptions including discount rate, rate of return on assets and certain demographic data. Each of these assumptions is based on Company judgment, considering all known trends and uncertainties. Any future changes to the discount rate will impact future net periodic pension expense. Actual asset returns for our pension plans significantly below the assumed rate of return would result in higher net periodic expense in future years. Actual annual rates of increase in costs of covered postretirement healthcare above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

     Income Taxes. The Company must provide an estimate of actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Based on known and projected earnings information and tax planning strategies, the Company must then assess the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. For the period ended December 31, 2001 Numatics had no valuation allowance recorded. In the event that actual results differ from the estimates, or facts or circumstances change in future periods, the effects of these adjustments could materially impact the financial position and results of operations.

Other Matters
-------------

     As further discussed in item 11, under "Compensation Committee Interlocks and Insider Participation," Numatics, Mr. Welker, and all of the Company's other employee-shareholders are parties to an agreement under which the Company has the option, but not the obligation, to redeem the shares of any such shareholder upon the happening of certain events, including death, disability, or termination of employment. This agreement covers over 93.0% of the Numatics' shares currently outstanding. At December 31, 2001, the total redemption value of these optioned shares was immaterial. The indenture governing the Series B Notes and the agreements governing the credit facilities contain substantial limitations on Numatics' ability to redeem shares but permit redemptions, including limited cash redemptions, in certain cases. If one of the triggering events were to occur, the Numatics Board of Directors would decide whether to exercise the option based on the facts and circumstances existing at that time. In making such a determination, the Board could be expected to consider the following factors, among others: the limitations contained in the indenture and the credit facilities, the Company's ability to pay or finance the redemption price, the Company's other anticipated cash needs, and other then-existing business and economic conditions.

     Each of the management shareholders of certain Numatics subsidiaries (Numation, Numatech and the Company's subsidiary in Taiwan) is required to sell his subsidiary shares to Numatics (or the subsidiary) upon such shareholder's
(i) death, (ii) permanent disability or (iii) termination of employment with the Company. The price to be paid by the Company for such shares will be determined by a formula based upon a multiple of earnings of the relevant subsidiary. The obligations of the Company to purchase such shares are not subject to any limitations. However, the payment of these amounts may be prohibited by the terms of the Series B Note indenture. Currently, the amounts that would be payable under these agreements are approximately $475,000.

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

Interest Rate Risk
------------------

         The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company had total debt of $161.8 million at December 31, 2001, of which $28.2 million was variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase from the interest rates in effect as of December 31, 2001 and consistent levels of debt and cash, the estimated reduction in future earnings, net of tax, would be approximately $ 0.3 million.

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

     As of December 31, 2001, the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $14.4 million. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table that follows sets forth the name, age at December 31, 2001, and position with the Company of each person who currently is a Numatics director or an executive officer of the Company. Information concerning the business experience for at least the past five years of each of the persons named is provided after the table. All Numatics directors are elected for terms of one year and until their successors are elected and qualified.

                 Name              Age                   Position
         -----------------------------------------------------------------------
          John H. Welker           61      Chairman, President and Chief
                                           Executive Officer

          Robert P. Robeson        55      Vice President, Treasurer, Secretary
                                           and Chief Financial Officer

          David K. Dodds           53      Vice President--Sales & Marketing

          David M. Tenniswood      65      Director

          Albert A. Koch           59      Director

          John P. Musat            56      Director

          John J. Collins          50      Director

          Mark D. Schindel         38      Director




         John H. Welker has been with Numatics (and its predecessor) for a total of 36 years. He has been Numatics' Chairman of the Board, President, and CEO since 1990. He was President of Numatics' predecessor from 1983 until 1990 and prior to 1983 held a variety of management positions within that predecessor company.

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

         Albert A. Koch has been a Numatics Director since 1990. He is the Chairman of Jay Alix & Associates, where he has been since 1995. Prior to joining Jay Alix & Associates, he was a Managing Director of Equity Partners of America, Ltd. (investment banking and financial consulting).

         John P. Musat has been a Numatics Director since 1996. He is Vice President, Manufacturing Technology at Metaldyne Precision Forming (cold steel extruder) and has been with them since 1982.

         John J. Collins has been a Numatics Director since 2000. He has been the Senior Vice President and General Counsel of Champion Enterprises, Inc. since 1997. Prior to joining Champion Enterprises, Inc. he was a Senior Principal and Managing Director of Miller, Canfield, Paddock and Stone, P.L.C. (law firm).

         Mark D. Schindel has been a Numatics Director since 2001. He has been a Principal of American Capital Strategies (publicly traded mezzanine fund) since 1998. Prior to joining American Capital Strategies he was a Managing Director at PENMAN Partners (private equity fund).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Information
--------------------------------

         The table that follows provides information for the Company's last three fiscal years concerning the compensation of John H. Welker, Numatics' CEO, and the two other individuals who were the highest paid executive officers of Numatics during 2001.

                              Summary Compensation Table
                                                     Annual Compensation (1)
  ------------------------------------------------------------------------------------
      Name and Principal                                                All Other
           Position               Year       Salary         Bonus    Compensation (2)
   John H. Welker,                2001      $239,422      $      0      $  6,900
   Chairman, President and        2000       351,020       125,250         6,500
   CEO                            1999       326,020       110,750         5,000

   Robert P. Robeson, Vice        2001       137,490        45,639         6,900
   President, Treasurer, and      2000       150,300        64,610         6,500
   CFO                            1999       143,100        56,180         5,000

   David K. Dodds,                2001       127,624        44,027         6,900
   Vice President--Sales and      2000       139,460        59,233         6,500
   Marketing                      1999       132,860        49,036         5,000


(1) Does not include perquisites and other personal benefits provided to named executives, the incremental cost of which to the Company in each case was less than 10% of the pertinent executive's salary and bonus for the year.

(2) For each executive, includes a Company contribution of $3,500 in 2001 and 2000 and $2,000 in 1999 to the Company's deferred contribution and employee savings plan and, in each year, a Company matching contribution to that plan based on the executive's contribution.

Welker Employment Agreement
---------------------------

         Numatics has an agreement with John Welker for his employment as CEO through December 31, 2003. Under this agreement, he is entitled to salary at specified rates ($380,000 for 2001, increasing annually thereafter to $440,000 for 2003), and to a cash performance bonus supplementing his salary determined pursuant to a formula based on the Company's operating performance relative to its operating budget. The agreement also contemplates that Numatics' Board of Directors annually will consider whether he should be paid a discretionary bonus, whether or not a performance bonus also is payable.

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

     For 2001, Mr. Welker voluntarily accepted less salary than he was entitled to under the agreement.

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

       Six of the Company's employees participate in this plan, including all of the named executives. The distribution amounts for the named executives are as follows: Mr. Welker, $2,643,546; Mr. Robeson, $105,398; Mr. Dodds, $151,757.

Directors' Compensation
-----------------------

       Numatics pays a meeting fee of $1,600 to each director not also employed by the Company for each meeting of the Numatics Board of Directors that he attends. For 2001, these fees were voluntarily waived.

       During 2000, Numatics issued three of its non-employee directors options to purchase shares of Numatics common stock for $17.50 per share. Messrs. Tenniswood and Koch were each issued options to purchase 6,000 shares; Mr. Musat was issued options to purchase 3,000 shares. Each option is currently exercisable with respect to 40% of the covered shares and will become exercisable as to an additional 20% each year for the next three years if the holder continues to be a director. As a condition to exercising an option, the director will be required to enter into a stock transfer agreement that will, among other things, restrict the transfer of the purchased shares, give Mr. Welker the right to vote them, give the Company the right to repurchase them in certain events (including the death or resignation of the director), and give the director the right to sell them to the Company (subject to certain limitations and in any event only if the Board of directors determines that the purchase would be in the Company's best interest). Repurchases under the stock transfer agreement would be at a formula price based on the Company's operating income for its most recently completed twelve-month period. None of the options has been exercised.

         Employee directors are not paid any additional compensation for Board service.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         All decisions concerning the 2001 compensation of the Company's executive officers were made by the Numatics Board of Directors. Except as described below, no current or former officer and no current employee of Numatics or of any of its subsidiaries participated in deliberations of the Board concerning executive compensation during 2001.

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

         Numatics, Mr. Welker, each other current executive officer of the Company, and all of its other employees who own Numatics' stock are party to a shareholder agreement that gives Numatics the option, but not the obligation, to purchase the shares of any shareholder party, including Mr. Welker, if the shareholder ceases to be a Company employee due to his death, his Total and Permanent Disability or Involuntary Discharge Without Cause (each as defined in the agreement), his retirement at or after age 65, or his resignation (if after the later of (i) November 29, 2002 or (ii) the twelfth anniversary of his date of hire by Numatics or its predecessor) for a redemption price to be determined by a formula intended to approximate the shares' fair market value at the time of employment termination. This agreement covers 93.34% of the outstanding shares of Numatics common stock, 82.23% of which are held by Mr. Welker.

         The Company employs Mr. Jeffrey Welker, son of John Welker, as Application Engineer. His total 2001 compensation was $68,098.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Over 5% Owners
--------------

         So far as is known to the Company, the only persons who are beneficial owners (within the meaning of SEC Rule 13d-3) of over 5.0% of Numatics' outstanding common shares are: (a) John H. Welker, whose ownership information is set forth below under "Management and Directors" and who maintains an address at the Company's principal executive office; and (b) Harvard Private Capital Holdings, Inc. (the address of which is c/o Charlesbank Capital Partners LLC, 600 Atlantic Avenue, Boston, Massachusetts 02210), which holds 159,575 shares, representing 6.66% of the outstanding shares.

Management and Directors
------------------------

         The table that follows sets forth the beneficial ownership (for purposes of SEC Rule 13d-3) of shares of Numatics' common stock by each Numatics director, each executive officer named in the Summary Compensation Table above, and all directors and current executive officers as a group.

       Name of Beneficial Owner                Shares Owned    Percentage Owned
      --------------------------------------------------------------------------
       John H. Welker (1)                      2,237,660.00              93.34%
       Robert P. Robeson                          78,391.25               3.27%
       David K. Dodds                            112,881.25               4.71%
       David M. Tenniswood                                0                  --
       Albert A. Koch                                     0                  --
       John P. Musat                                      0                  --
       John J. Collins                                    0                  --
       Mark D. Schindel                                   0                  --
       All directors and executive officers    2,237,660.00              93.34%
       as a group (8 persons) (1)


(1) Mr. Welker has sole voting and dispositive power over 1,971,196.25 (82.23%) of the reported shares, which are his own, and sole voting power over all other outstanding shares, excluding those owned by Harvard Private Capital Holdings, pursuant to a voting agreement among Numatics, Mr. Welker and all of Numatics' other shareholders who are Company employees.

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

                        Consolidated Financial Statements
                             Numatics, Incorporated
                  Years ended December 31, 2001, 2000, and 1999
                       with Report of Independent Auditors



                                                                      Page in
                                                                    Exhibit 99.1
               Report of Independent Auditors                             1
               Consolidated Balance Sheets                                2
               Consolidated Statements of Operations                      4
               Consolidated Statements of Stockholders' Deficiency        5
               Consolidated Statements of Cash Flows                      6
               Notes to Consolidated Financial Statements                 7

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

(a) 3.7.2         Bylaws of I.A.E. Incorporated

(a) 4.1.1         Indenture, dated as March 23, 1998, among Numatics, the
                  Guarantors identified there, and First Trust National
                  Association, as trustee

(a) 4.1.2         Form of Series B Notes (including related Subsidiary
                  Guarantees by the Guarantors indentified in Indenture)

(c) 4.1.3         Supplemental Indenture, dated as of January 25, 1999, by which
                  Empire Air Systems, Inc. became a Guarantor

(f) 4.2.1         Loan and Security Agreement dated as of November 28, 2001
                  between LaSalle Business Credit, Inc., as the lender and collateral agent, and Numatics, Incorporated,
                  Micro-Filtration, Inc., Numation, Inc., Numatech, Inc., Ultra
                  Air Products, Inc., Microsmith, Inc., and Empire Air Systems,
                  Inc., as the borrowers (exhibits and schedules omitted)

(f) 4.2.2         Joint and Several Revolving Note dated as of November 28, 2001 from each of the borrowers under the Loan and Security
                  Agreement to LaSalle Business Credit, Inc.

(f) 4.3.1         Credit Agreement dated as of November 28, 2001 between
                  Numatics Ltd. and LaSalle Business Credit, a division of ABN
                  AMRO Canada (exhibits and schedules omitted)

(f) 4.3.2         Revolving Promissory Note dated as of November 28, 2001 from
                  Numatics Ltd. to LaSalle Business Credit, a division of ABN
                  AMRO

                  Bank Canada

(f) 4.4.1         Note Purchase Agreement dated November 28, 2001 among
                  Numatics, Incorporated, Numatics GmbH, Numatics Ltd.,
                  Micro-Filtration, Inc., Numation, Inc., Numatech, Inc., Ultra
                  Air Products, Inc., Microsmith, Inc., and Empire Air Systems,
                  Inc., American Capital Strategies, Ltd., and American Capital
                  Financial Services, Inc., as agent (exhibits and schedules omitted)

(f) 4.4.2         Senior Secured Term A Note Due November 27, 2006 from
                  Numatics, Incorporated to American Capital Strategies, Ltd.

(f) 4.4.3         Senior Secured Term B Note Due November 27, 2006 from
                  Numatics, Incorporated to American Capital Strategies, Ltd.

(f) 4.4.4         Senior Secured Term A Note Due November 27, 2006 from Numatics
                  Ltd. to American Capital Strategies, Ltd.

(f) 4.4.5         Senior Secured Term A Note Due November 27, 2006 from Numatics
                  GmbH to American Capital Strategies, Ltd.

    4.5.1 First Amendment to Loan and Security Agreement dated March 25, 2002 among Numatics, Incorporated, Micro-Filtration, Inc., Numation, Inc., Numatech, Inc., Ultra Air Products, Inc., Microsmith, Inc., Empire Air Systems, Inc., and LaSalle Business Credit, Inc.

    4.5.2 First Amendment to Note Purchase Agreement dated March 29, 2002 among Numatics, Incorporated, Numatics, GmbH, Numatics Ltd., and American Capital Financial Services, Inc.

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

(d) 10.6.2        Form of Stock Transfer Agreement referred to in Incentive
                  Plan**

 21.1             List of subsidiaries of Numatics

 99.1             Consolidated Financial Statements--Numatics,
                  Incorporated--Years ended December 31, 2001, 2000 and 1999 with Report of Independent Auditors


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

(b) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)

(c) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

(d) Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)

(e) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-51355)

(f) Incorporated by reference to exhibit to Form 8-K filed on December 3, 2001 (File No. 333-51355)

** Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors



     (b) Reports on Form 8-K.

                  On December 3, 2001 the Company filed with the Securities and Exchange Commission a Form 8-K, dated November 28, 2001, reporting the successful refinancing of the Company's credit facility.

                 SCHEDULE II - Valuation and Qualifying Accounts
                                 (in thousands)

                 Column A                        Column B         Column C         Column D         Column E
                 --------                        --------         --------         --------         --------
                                                                  Addition
                                                Balance at       Charged to                        Balance at
                                               Beginning of       Costs and      Deductions -        End of
                Description                       Period          Expenses         Describe          Period

--------------------------------------------------------------------------------------------------------------

 Year ended December 31, 2001
   Accounts receivable allowance                        177             446           187 (1)             436
   Inventory reserve                                    498             583             0 (2)           1,081
   Deferred tax asset valuation allowance                 0               0             0 (3)               0

 Year ended December 31, 2000
   Accounts receivable allowance                        185              50            58 (1)             177
   Inventory reserve                                    576               0            78 (2)             498
   Deferred tax asset valuation allowance               118               0           118 (3)               0

 Year ended December 31, 1999
   Accounts receivable allowance                         58             161            34 (1)             185
   Inventory reserve                                    994               0           418 (2)             576
   Deferred tax asset valuation allowance               465               0           347 (3)             118


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

         Date: March 29, 2002


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Capacity                          Date

/s/ John H. Welker              President and Chief Executive     March 29, 2002
---------------------------     Officer and Director
    John H. Welker

/s/ Robert P. Robeson           Vice President, Treasurer and     March 29, 2002
---------------------------     Chief Financial Officer (also
    Robert P. Robeson           principal accounting officer)

/s/ David M. Tenniswood         Director                          March 29, 2002
---------------------------
    David M. Tenniswood

/s/ Albert A. Koch              Director                          March 29, 2002
---------------------------
    Albert A. Koch

/s/ John P. Musat               Director                          March 29, 2002
---------------------------
    John P. Musat

/s/ John J. Collins             Director                          March 29, 2002
---------------------------
    John J. Collins

                                Director                          March 29, 2002
---------------------------
    Mark D. Schindel

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

(a) 3.7.2         Bylaws of I.A.E. Incorporated

(a) 4.1.1         Indenture, dated as March 23, 1998, among Numatics, the
                  Guarantors identified there, and First Trust National
                  Association, as trustee

(a) 4.1.2         Form of Series B Notes (including related Subsidiary
                  Guarantees by the Guarantors indentified in Indenture)

(c) 4.1.3         Supplemental Indenture, dated as of January 25, 1999, by which
                  Empire Air Systems, Inc. became a Guarantor

(f) 4.2.1         Loan and Security Agreement dated as of November 28, 2001
                  between LaSalle Business Credit, Inc., as the lender and collateral agent, and Numatics, Incorporated,
                  Micro-Filtration, Inc., Numation, Inc., Numatech, Inc., Ultra
                  Air Products, Inc., Microsmith, Inc., and Empire Air Systems,
                  Inc., as the borrowers (exhibits and schedules omitted)

(f) 4.2.2         Joint and Several Revolving Note dated as of November 28, 2001 from each of the borrowers under the Loan and Security
                  Agreement to LaSalle Business Credit, Inc.

(f) 4.3.1         Credit Agreement dated as of November 28, 2001 between
                  Numatics Ltd. and LaSalle Business Credit, a division of ABN
                  AMRO Canada (exhibits and schedules omitted)

(f) 4.3.2         Revolving Promissory Note dated as of November 28, 2001 from
                  Numatics Ltd. to LaSalle Business Credit, a division of ABN
                  AMRO Bank Canada

(f) 4.4.1         Note Purchase Agreement dated November 28, 2001 among
                  Numatics, Incorporated, Numatics GmbH, Numatics Ltd.,
                  Micro-Filtration, Inc., Numation, Inc., Numatech, Inc., Ultra
                  Air Products, Inc., Microsmith, Inc., and Empire Air Systems,
                  Inc., American Capital Strategies, Ltd., and American Capital
                  Financial Services, Inc., as agent (exhibits and schedules omitted)

    4.5.1 First Amendment to Loan and Security Agreement dated March 25, 2002 among Numatics, Incorporated, Micro-Filtration, Inc., Numation, Inc., Numatech, Inc., Ultra Air Products, Inc., Microsmith, Inc., Empire Air Systems, Inc., and LaSalle Business Credit, Inc.

    4.5.2 First Amendment to Note Purchase Agreement dated March 29, 2002 among Numatics, Incorporated, Numatics, GmbH, Numatics Ltd., and American Capital Financial Services, Inc.

(f) 4.4.2         Senior Secured Term A Note Due November 27, 2006 from
                  Numatics, Incorporated to American Capital Strategies, Ltd.

(f) 4.4.3         Senior Secured Term B Note Due November 27, 2006 from
                  Numatics, Incorporated to American Capital Strategies, Ltd.

(f) 4.4.4         Senior Secured Term A Note Due November 27, 2006 from Numatics
                  Ltd. to American Capital Strategies, Ltd.

(f) 4.4.5         Senior Secured Term A Note Due November 27, 2006 from Numatics
                  GmbH to American Capital Strategies, Ltd.

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

(d) 10.6.2        Form of Stock Transfer Agreement referred to in Incentive
                  Plan**

 21.1             List of subsidiaries of Numatics

 99.1             Consolidated Financial Statements--Numatics,
                  Incorporated--Years ended December 31, 2001, 2000 and 1999 with Report of Independent Auditors

(a) Incorporated by reference to exhibit to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)

(b) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)

(c) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

(d) Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)

(g) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-51355)

(h) Incorporated by reference to exhibit to Form 8-K filed on December 3, 2001 (File No. 333-51355)

** Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors