Form 10-Q
period 2002-03-31
NUMATICS INC
filed 2002-05-13
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended      March 31, 2002
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

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

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

                Common Stock - 2,397,235 shares as of May 13, 2002

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES

   Page No.                           Description
--------------------------------------------------------------------------------
      1       PART I.   FINANCIAL INFORMATION

      1        Item 1   Consolidated Condensed Financial Statements (Unaudited)

      4                 Notes to Consolidated Condensed Financial Statements
                          (Unaudited)

     10        Item 2   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

     11        Item 3   Quantitative and Qualitative Disclosures About Market
                          Risk

     12       PART II.  OTHER INFORMATION

     12        Item 6   Exhibits and Reports on Form 8-K

     12                 Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Numatics, Incorporated
Consolidated Condensed Statements of Operations

                                                                         (Unaudited)
                                                                      Three Months Ended
                                                                           March 31
                                                            ---------------------------------
                                                                 2002                2001
                                                            -------------        ------------
Net sales                                                    $ 26,815,162        $ 32,761,914

Costs and expenses:
      Costs of products sold                                   16,363,461          20,870,549
      Marketing, engineering, general and administrative        6,126,169           7,960,024
      Single business tax                                          79,959              95,486
                                                             ------------        ------------

Operating income                                                4,245,573           3,835,855

Other expenses
      Interest and other financing expenses                     4,557,032           4,107,891
      Other                                                       681,512             536,390
                                                             ------------        ------------

Loss before income taxes                                         (992,971)           (808,426)

Income taxes                                                     (178,423)           (249,735)
                                                             ------------        ------------

Net loss                                                     $   (814,548)       $   (558,691)
                                                             ============        ============

See accompanying notes.

Numatics, Incorporated
Consolidated Condensed Balance Sheets

                                                                   (Unaudited)
                                                                     March 31         December 31
                                                                       2002              2001
                                                                 ---------------    ---------------
                             ASSETS
Current assets:
  Cash and equivalents                                           $       900,378    $     1,895,027
  Accounts receivable                                                 18,677,647         17,415,420
  Inventories                                                         33,220,447         33,119,341
  Other current assets                                                 3,790,480          3,935,360
                                                                 ---------------    ---------------
      Total current assets                                            56,588,952         56,365,148

Other assets:
  Goodwill                                                             4,779,715          4,815,941
  Debt issuance costs                                                  5,622,664          5,804,459
  Deferred income taxes                                                3,383,931          3,386,779
  Investment in affiliates                                             2,194,616          2,199,919
  Other                                                                1,129,683          1,179,667
                                                                 ---------------    ---------------
                                                                      17,110,609         17,386,765
Properties:
  Land                                                                 1,346,534          1,351,037
  Buildings and improvements                                          14,700,295         15,144,096
  Machinery and equipment                                             52,283,653         53,165,838
                                                                 ---------------    ---------------
                                                                      68,330,482         69,660,971
  Less accumulated depreciation                                      (38,262,860)       (38,470,241)
                                                                 ---------------    ---------------
                                                                      30,067,622         31,190,730
                                                                 ---------------    ---------------
                                                                 $   103,767,183    $   104,942,643
                                                                 ===============    ===============

             LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                         $     5,996,002    $     5,237,846
  Accrued interest                                                     6,071,972          3,382,493
  Other accrued expenses                                                 717,154          1,377,074
  Compensation and employee benefits                                   2,129,093          2,346,072
  Income and single business tax                                         395,122            704,467
  Current portion of long term debt                                    1,984,455          1,980,418
                                                                  --------------    ---------------
      Total current liabilities                                       17,293,798         15,028,370

Long term debt, less current portion                                 159,125,510        159,866,260
Deferred retirement benefits                                           8,378,274          8,127,205
Deferred income taxes                                                    254,834            260,643

Minority interest in subsidiaries (redeemable at $524,575
   in 2002 and $475,074 in 2001 upon the happening
   of certain events outside the control of the company)                 416,453            397,576

Commonstock $.01 par value, 9,950,000 shares
   authorized; 2,397,235 shares outstanding at 2002 and
   2,607,318 shares outstanding at 2001 and related
   additional paid in capital                                          4,602,151          4,602,151
Treasury stock, 262,340 shares at 2002 and 52,257
   shares at 2001                                                     (3,256,199)        (1,089,996)
Accumulated deficiency                                               (81,470,735)       (80,656,187)
Accumulated other comprehensive loss                                  (1,576,903)        (1,593,379)
                                                                 ---------------    ---------------
                                                                     (81,701,686)       (78,737,411)
                                                                 ---------------    ---------------
                                                                 $   103,767,183    $   104,942,643
                                                                 ===============    ===============

See accompanying notes.

Numatics, Incorporated
Consolidated Condensed Statements of Cash Flows

                                                                        (Unaudited)
                                                                     Three Months Ended
                                                                          March 31
                                                              -------------------------------
                                                                 2002                 2001
                                                              -----------         -----------
Operating activities
Net loss                                                      $  (814,548)        $  (558,691)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                               1,256,760           1,373,862
     Amortization                                                 297,384             313,649
     Minority interest in subsidiary earnings                      18,877             (59,760)
     Deferred taxes                                               109,038              81,419
     Deferred retirement benefits                                 251,069             119,813
     Unrealized foreign currency losses                           476,695             318,539
     Changes in operating assets and liabilities:
       Trade receivables                                       (1,359,012)           (185,109)
       Inventories                                               (217,198)          1,330,874
       Other current assets                                       (27,300)           (263,604)
       Accounts payable and accrued expenses                    3,008,029             446,744
       Compensation and employee benefits                        (204,304)         (1,362,013)
       Income and single business taxes                          (434,790)            195,019
                                                              -----------         -----------
Net cash provided by operating activities                       2,360,700           1,750,742

Investing activities
Capital expenditures                                             (191,198)           (848,252)
Other investments                                                       -             (19,684)
                                                              -----------         -----------
Net cash used in investing activities                            (191,198)           (867,936)

Financing activities
Debt repayments                                                (2,855,638)         (1,441,027)
Debt issuance costs                                               (76,204)                  -
                                                              -----------         -----------
Net cash used in financing activities                          (2,931,842)         (1,441,027)
Effect of exchange rate changes on cash                          (232,309)            435,982
                                                              -----------         -----------
Net decrease in cash and equivalents                             (994,649)           (122,239)
Cash and equivalents at beginning of period                     1,895,027             975,267
                                                              -----------         -----------
Cash and equivalents at end of period                         $   900,378         $   853,028
                                                              ===========         ===========

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2002

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 2001.

Effective January 1, 2002, the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As a result of the adoption of SFAS 142, goodwill is no longer amortized, but is subject to an annual impairment test. Based on the results of a valuation of the Company's goodwill, there was no initial impairment adjustment as of January 1, 2002. The adoption of SFAS 142 has had no material effect on the Company's financial statements.

2.   COMPREHENSIVE INCOME

The components of comprehensive loss for three-month periods ended March 31, 2002 and 2001 are as follows:

                                                    Three Months Ended
                                                        March 31
                                               ---------------------------
                                                 2002               2001
                                               ---------         ---------
         Net loss                              $(814,548)        $(558,691)
         Foreign currency translation
           adjustments                            16,476          (286,650)
                                               ---------         ---------
                                               $(798,072)        $(845,341)
                                               =========         =========

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2002

The components of accumulated other comprehensive loss at March 31, 2002 and December 31, 2001 are as follows:

                                                  3/31/2002        12/31/2001
                                                -------------     -------------
           Foreign currency translation
             adjustments                        $ (1,024,195)     $ (1,040,671)
           Minimum pension liability                (552,708)         (552,708)
                                                -------------     -------------
                                                $ (1,576,903)     $ (1,593,379)
                                                =============     =============



3.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                             Three Months Ended March 31
                                                2002              2001
                                           -------------------------------
     Net sales:
           North America                   $  22,273,071     $  26,619,824
           International                       4,542,091         6,142,090
                                           -------------------------------
                                           $  26,815,162     $  32,761,914
                                           ===============================

                                             Three Months Ended March 31
                                                2002             2001
                                           -------------------------------
     Operating income:
           North America                   $   3,814,556     $   3,149,756
           International                         431,017           686,099
                                           -------------------------------
                                           $   4,245,573     $   3,835,855
                                           ===============================

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2002

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of March 31, 2002 and December 31, 2001 and consolidating condensed statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.

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

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2002

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                  BALANCE SHEET
                                 March 31, 2002

                                                                                Non-
                                                                Guarantor      Guarantor
                                               Parent         Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                            -------------------------------------------------------------------------------
Trade receivables                           $   9,450,979     $  1,850,718   $  7,375,950    $           -    $  18,677,647
Inventories                                    19,890,834        4,270,034     10,038,579         (979,000)      33,220,447
Other                                           3,299,048          142,195      1,249,615                -        4,690,858
                                            -------------------------------------------------------------------------------
Total current assets                           32,640,861        6,262,947     18,664,144         (979,000)      56,588,952
Goodwill                                        1,248,777                -      2,405,093        1,125,845        4,779,715
Other                                          23,191,887           40,573      1,165,543      (12,067,109)      12,330,894
Intercompany amounts                           19,645,268        1,346,898      7,645,651      (28,637,817)               -
Property, plant and equipment, net of
   accumulated depreciation                    24,553,889        1,002,003      4,511,730                -       30,067,622
                                            -------------------------------------------------------------------------------
                                            $ 101,280,682     $  8,652,421   $ 34,392,161    $ (40,558,081)   $ 103,767,183
                                            ===============================================================================

Accounts payable and accrued expenses       $   9,606,053     $    685,797   $  2,493,278    $           -    $  12,785,128
Compensation and employee benefits              1,047,765           66,891      1,014,437                -        2,129,093
Current portion of long-term debt               1,711,249                -        273,206                -        1,984,455
Other                                            (282,851)          23,116        654,857                -          395,122
                                            -------------------------------------------------------------------------------
Total current liabilities                      12,082,216          775,804      4,435,778                -       17,293,798
Long-term debt less current portion           154,919,115          158,819      4,047,576                -      159,125,510
Other                                           8,264,843                -        368,265          416,453        9,049,561
Intercompany amounts                            8,028,130        4,131,960     16,477,727      (28,637,817)               -
Accumulated deficiency                        (82,013,622)       3,585,838      9,062,815      (12,336,717)     (81,701,686)
                                            -------------------------------------------------------------------------------
                                            $ 101,280,682     $  8,652,421   $ 34,392,161    $ (40,558,081)   $ 103,767,183
                                            ===============================================================================

                                December 31, 2001


                                                                                  Non-
                                                                Guarantor      Guarantor
                                               Parent         Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                            -------------------------------------------------------------------------------
Trade receivables                           $   8,654,985     $  1,753,498   $  7,006,937    $           -    $  17,415,420
Inventories                                    19,582,043        4,317,761     10,211,537         (992,000)      33,119,341
Other                                           3,769,247          259,639      1,801,501                -        5,830,387
                                            -------------------------------------------------------------------------------
Total current assets                           32,006,275        6,330,898     19,019,975         (992,000)      56,365,148
Goodwill                                        1,248,777                -      2,441,319        1,125,845        4,815,941
Other                                          23,382,489           40,572      1,214,872      (12,067,109)      12,570,824
Intercompany amounts                           19,400,659          895,713      7,539,936      (27,836,308)               -
Property, plant and equipment, net of
   accumulated depreciation                    25,410,717        1,062,778      4,717,235                -       31,190,730
                                            -------------------------------------------------------------------------------
                                            $ 101,448,917     $  8,329,961   $ 34,933,337    $ (39,769,572)   $ 104,942,643
                                            ===============================================================================

Accounts payable and accrued expenses       $   6,916,818     $    451,354   $  2,629,241    $           -    $   9,997,413
Compensation and employee benefits              1,175,320          136,472      1,034,280                -        2,346,072
Current portion of long-term debt               1,711,249                -        269,169                -        1,980,418
Other                                              20,467          (20,171)       704,171                -          704,467
                                            -------------------------------------------------------------------------------
Total current liabilities                       9,823,854          567,655      4,636,861                -       15,028,370
Long-term debt less current portion           154,987,882          198,221      4,680,157                -      159,866,260
Other                                           8,013,774                -        374,074          397,576        8,785,424
Intercompany amounts                            7,564,923        4,078,376     16,193,009      (27,836,308)               -
Accumulated deficiency                        (78,941,516)       3,485,709      9,049,236      (12,330,840)     (78,737,411)
                                            -------------------------------------------------------------------------------
                                            $ 101,448,917     $  8,329,961   $ 34,933,337    $ (39,769,572)   $ 104,942,643
                                            ===============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2002

4.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2002

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        -----------------------------------------------------------------------------
Net sales                               $  18,588,250     $ 3,351,438   $ 10,530,474    $ (5,655,000)   $ 26,815,162
Costs and expenses                         15,402,517       3,179,677      9,655,395      (5,668,000)     22,569,589
                                        -----------------------------------------------------------------------------
Operating income                            3,185,733         171,761        875,079          13,000       4,245,573
Interest and other                          4,147,635          71,628        821,981          18,877       5,060,121
                                        -----------------------------------------------------------------------------
Net income (loss)                       $    (961,902)    $   100,133   $     53,098    $     (5,877)   $   (814,548)
                                        =============================================================================


                        Three Months Ended March 31, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        -----------------------------------------------------------------------------
Net sales                               $  21,685,988     $ 3,880,447   $ 12,603,479    $ (5,408,000)   $ 32,761,914
Costs and expenses                         19,036,428       3,827,591     11,518,474      (5,456,434)     28,926,059
                                        -----------------------------------------------------------------------------
Operating income                            2,649,560          52,856      1,085,005          48,434       3,835,855
Interest and other                          3,684,018          28,320        789,212        (107,004)      4,394,546
                                        -----------------------------------------------------------------------------
Net income (loss)                       $  (1,034,458)    $    24,536   $    295,793    $    155,438    $   (558,691)
                                        =============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2002

4.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF CASH FLOWS
                        Three Months ended March 31, 2002

                                                                                          Non-
                                                                         Guarantor     Guarantor
                                                             Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                         ------------------------------------------------------------------------
Net cash provided by operating activities                $ 2,022,325    $   304,767    $    33,608    $         -    $ 2,360,700

Cash flows from investing activities:
   Capital expenditures                                     (193,321)        (5,113)         7,236              -       (191,198)
                                                         -----------------------------------------------------------------------
Net cash provided by (used in) investing activities         (193,321)        (5,113)         7,236              -       (191,198)

Cash flows from financing activities:
   Debt repayments                                        (2,234,969)       (39,402)      (581,267)             -     (2,855,638)
   Debt issuance costs                                       (76,742)             -            538              -        (76,204)
                                                         -----------------------------------------------------------------------
Net cash used in financing activities                     (2,311,711)       (39,402)      (580,729)             -     (2,931,842)

Other                                                              -              -        (16,716)      (215,593)      (232,309)
Intercompany accounts                                        129,155       (397,600)        52,852        215,593              -
                                                         -----------------------------------------------------------------------
Net decrease in cash                                        (353,552)      (137,348)      (503,749)             -       (994,649)
Cash and equivalents at beginning of year                    401,062        207,257      1,286,708              -      1,895,027
                                                         -----------------------------------------------------------------------
Cash and equivalents at end of period                    $    47,510    $    69,909    $   782,959    $         -    $   900,378
                                                         =======================================================================

                        Three Months ended March 31, 2001

                                                                                             Non-
                                                                         Guarantor        Guarantor
                                                           Parent      Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                        ----------------------------------------------------------------------------
Net cash provided by operating activities               $ 1,626,091     $    17,415     $   120,696     $   (13,460)    $ 1,750,742

Cash flows from investing activities:
   Capital expenditures                                    (594,854)        (43,518)       (209,880)              -        (848,252)
   Other investments                                              -               -         (19,684)              -         (19,684)
                                                        ---------------------------------------------------------------------------
Net cash used in investing activities                      (594,854)        (43,518)       (229,564)              -        (867,936)
Cash flows from financing activities:
   Debt repayments                                       (1,126,651)        (39,402)       (274,974)              -      (1,441,027)
                                                        ---------------------------------------------------------------------------
Net cash used in financing activities                    (1,126,651)        (39,402)       (274,974)              -      (1,441,027)

Other                                                             -               -         (28,958)        464,940         435,982
Intercompany accounts                                       143,484         (64,330)        385,786        (464,940)              -
                                                        ---------------------------------------------------------------------------
Net increase (decrease) in cash                              48,070        (129,835)        (27,014)        (13,460)       (122,239)
Cash and equivalents at beginning of year                   144,294         318,130         499,383          13,460         975,267
                                                        ---------------------------------------------------------------------------
Cash and equivalents at end of year                     $   192,364     $   188,295     $   472,369     $         -     $   853,028
                                                        ===========================================================================

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended
March 31, 2001

Net Sales. Net sales of $26.8 million for the three months ended March 31, 2002 were 18.2% lower than the $32.8 million in the same period of 2001. Net sales of traditional valve products decreased 16.2% or $3.4 million while net sales of motion control products decreased 20.0% or $1.2 million and sales of air preparation products decreased 23.2% or $1.4 million. North American sales decreased 16.3% or $4.4 million and international sales decreased 26.0% or $1.6 million. This decline in sales was a direct result of the economic downturn that began in North America in the last quarter of 2000 and in our International segment mid-year 2001.

Gross Profit. Gross profit was $10.5 million, or 39.0% of net sales, for the three months ended March 31, 2002 compared with $11.9 million, or 36.3% of net sales, in the same period of 2001. Cost savings and containment programs implemented in response to the economic downturn, combined with production efficiencies, were responsible for the overall improvement in gross profit margin. These costs savings were begun during the first quarter of 2001 and included decreases in direct and indirect labor as a result of an overall 28% headcount reduction, depreciation savings on reduced capital expenditures, reduced scrap costs and the elimination of discretionary spending in manufacturing overhead.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $6.1 million for the three months ended March 31, 2002, compared to $8.0 million for the same period in 2001. This $1.9 million decrease was a result of cost savings implemented in response to the reduced sales. In addition to an overall 28% headcount reduction, the Company eliminated or reduced discretionary spending to offset the effects of the lower sales volume.

Operating Income. Operating income for the three months ended March 31, 2002 was $4.2 million compared to $3.8 million in the same period in 2001. This $0.4 million increase was a result of the lower costs and improved production efficiencies. Operating income in North America increased $0.7 million, or 21.1%, while the International segment's operating income decreased by $0.3 million, or 37.2%.

Interest and Other Financing Expenses. Interest expense increased $0.5 million from $4.1 million in the first three months of 2001 to $4.6 million in 2002 as a result of higher interest rates.

Other Expense. Other expense of $0.7 million for the three months ended March 31, 2002 was attributable to unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.5 million in the three months ended March 31, 2001.

Income Tax. As of March 31, 2002, the Company had $3.9 million of net deferred tax assets primarily all of which were in the United States jurisdiction. Based on known and projected earnings information and tax planning strategies, the Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, it establishes a valuation allowance. As of March 31, 2002, Numatics had no valuation allowance recorded.

Net Loss. Due to the factors discussed above, net loss increased $0.2 million, to a loss of $0.8 million during the three months ended March 31, 2002 from a loss of $0.6 million in the first three months of 2001.

Liquidity and Capital Resources

Working capital was $39.3 million at March 31, 2002 compared to $41.3 million at December 31, 2001. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $161.1 million at March 31, 2002 compared to $161.8 million at December 31, 2001. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments, offset by the issuance of $2.2 million of notes payable to former shareholders. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $22.2 million as of March 31, 2002.

Contractual obligations and commercial commitments for the Company as of March 31, 2002 were as follows:

                                                     Payments Due by Period
                      -----------------------------------------------------------------------------
                           Total           2002        2003-2005       2006-2007      Beyond 2007
Long Term Debt         $161,109,965     $1,412,835    $15,559,385     $27,501,745    $116,636,000

Obligations due under the Company's operating leases are not material and the Company has no other contractual obligations or commercial commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to March 31, 2002.

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

       None

(b)  Reports on Form 8-K:

       No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED



By:    /s/ Robert P. Robeson
    --------------------------------------------
       Robert P. Robeson
       Vice President, Treasurer and
       Chief Financial Officer;
       on behalf of the registrant and
       as its principal financial officer


Date:  May 13, 2002
      ------------