Form 10-Q
period 2002-06-30
NUMATICS INC
filed 2002-08-14
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           June 30, 2002
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

                           Yes    X     No _______
                               -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock - 2,397,235 shares as of August 13, 2002

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES


 Page No.                            Description
--------------------------------------------------------------------------------

     1     PART I.  FINANCIAL INFORMATION

     1      Item 1  Consolidated Condensed Financial Statements (Unaudited)
     4              Notes to Consolidated Condensed Financial Statements
                       (Unaudited)
    10      Item 2  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
    13      Item 3  Quantitative and Qualitative Disclosures About Market Risk

    14     PART II. OTHER INFORMATION

    14      Item 6  Exhibits and Reports on Form 8-K
    14              Signatures

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Numatics, Incorporated
   Consolidated Condensed Statements of Operations

                                                  (Unaudited)                 (Unaudited)
                                              Three Months Ended            Six Months Ended
                                                    June 30                     June 30
                                       ----------------------------  -------------------------
                                             2002           2001         2002           2001
                                       --------------  ------------  ------------ ------------
Net sales                               $ 28,024,085   $ 29,538,980  $ 54,839,247  $ 62,300,894

Costs and expenses:
    Costs of products sold                17,464,544     18,079,745    33,828,005    38,950,294
    Marketing, engineering, general
       and administrative                  6,291,429      7,184,046    12,417,598    15,144,070
    Single business tax                       76,661         75,086       156,620       170,572
                                        ------------   ------------  ------------  ------------

Operating income                           4,191,451      4,200,103     8,437,024     8,035,958

Other expenses
    Interest and other financing
       expenses                            4,627,747      4,132,923     9,184,779     8,240,814
    Other                                 (1,209,854)       329,758      (528,342)      866,148
                                        ------------   ------------  ------------  ------------

Income (loss) before income taxes            773,558       (262,578)     (219,413)   (1,071,004)

Income taxes                                 290,315        (69,655)      111,892      (319,390)
                                        ------------   ------------  ------------  ------------

Net income (loss)                       $    483,243   $   (192,923)     (331,305) $   (751,614)
                                        ============   ============  ============  ============

See accompanying notes.

Numatics, Incorporated
Consolidated Condensed Balance Sheets

                                                                                                  (Unaudited)
                                                                                                    June 30            December 31
                                                                                                      2002                 2001
                                                                                                 --------------       --------------
                               ASSETS
Current assets:
  Cash and equivalents                                                                           $     920,736        $   1,895,027
  Accounts receivable                                                                               19,633,362           17,415,420
  Inventories                                                                                       33,288,628           33,119,341
  Other current assets                                                                               3,818,563            3,935,360
                                                                                                 -------------        -------------
        Total current assets                                                                        57,661,289           56,365,148
Other assets:
  Goodwill                                                                                           5,032,423            4,815,941
  Debt issuance costs, net of accumulated amortization                                               5,826,425            6,102,917
  Deferred income taxes                                                                              3,355,800            3,386,779
  Investment in affiliates                                                                           2,226,596            2,199,919
  Other                                                                                                889,636              881,209
                                                                                                 -------------        -------------
                                                                                                    17,330,880           17,386,765
Properties:
  Land                                                                                               1,377,459            1,351,037
  Buildings and improvements                                                                        15,085,451           15,144,096
  Machinery and equipment                                                                           52,583,934           53,165,838
                                                                                                 -------------        -------------
                                                                                                    69,046,844           69,660,971
  Less accumulated depreciation                                                                    (39,445,321)         (38,470,241)
                                                                                                 -------------        -------------
                                                                                                    29,601,523           31,190,730
                                                                                                 -------------        -------------
                                                                                                 $ 104,593,692        $ 104,942,643
                                                                                                 =============        =============

               LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                                                         $   6,436,227        $   5,237,846
  Accrued interest                                                                                   3,343,604            3,382,493
  Other accrued expenses                                                                               834,835            1,377,074
  Compensation and employee benefits                                                                 2,631,539            2,346,072
  Income and single business tax                                                                       418,656              704,467
  Current portion of long term debt                                                                  1,980,428            1,980,418
                                                                                                  -------------       -------------
        Total current liabilities                                                                   15,645,289           15,028,370

Long term debt, less current portion                                                               160,557,535          159,866,260
Deferred retirement benefits                                                                         8,501,303            8,127,205
Deferred income taxes                                                                                  289,861              260,643

Minority interest in subsidiaries (redeemable at $562,782 in 2002 and $475,074 in 2001 upon the happening of certain events outside the control of the
        company.)                                                                                      442,704              397,576

Common stock $.01 par value, 9,950,000 shares authorized; 2,397,235 shares outstanding at 2002 and 2,607,318 shares outstanding at 2001 and
        related additional paid in capital                                                           4,602,151            4,602,151
Treasury stock; 262,340 shares at 2002 and 52,257 shares at 2001                                    (3,347,280)          (1,089,996)
Accumulated deficiency                                                                             (80,987,492)         (80,656,187)
Accumulated other comprehensive loss                                                                (1,110,379)          (1,593,379)
                                                                                                 -------------        -------------
                                                                                                   (80,843,000)         (78,737,411)
                                                                                                 -------------        -------------
                                                                                                 $ 104,593,692        $ 104,942,643
                                                                                                 =============        =============

See accompanying notes.

Numatics, Incorporated
Consolidated Condensed Statements of Cash Flows

                                                            (Unaudited)
                                                          Six Months Ended
                                                              June 30
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
Operating activities
Net loss                                             $  (331,305)   $  (751,614)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                      2,342,045      2,760,524
     Amortization                                        634,963        595,325
     Minority interest in subsidiary earnings             45,128       (138,641)
     Deferred taxes                                      813,289        112,441
     Deferred retirement benefits                        487,529        402,627
     Unrealized foreign currency (gains) losses         (825,402)       574,072
     Changes in operating assets and liabilities:
       Trade receivables                                (424,763)       393,192
       Inventories                                       651,387      3,128,239
       Other current assets                               46,927       (280,102)
       Accounts payable and accrued expenses             273,394     (2,763,173)
       Compensation and employee benefits                323,455     (1,549,925)
       Income and single business taxes               (1,219,690)       (90,840)
                                                     -----------    -----------
Net cash provided by operating activities              2,816,957      2,392,125

Investing activities
Capital expenditures                                    (431,521)    (1,283,992)
Other investments                                              -          1,397
                                                     -----------    -----------
Net cash used in investing activities                   (431,521)    (1,282,595)

Financing activities
Debt repayments                                       (3,007,315)    (1,413,597)
Debt issuance costs                                     (309,563)      (123,909)
                                                     -----------    -----------
Net cash used in financing activities                 (3,316,878)    (1,537,506)
Effect of exchange rate changes on cash                  (42,849)       213,430
                                                     -----------    -----------
Net decrease in cash and cash equivalents               (974,291)      (214,546)
Cash and equivalents at beginning of period            1,895,027        975,267
                                                     -----------    -----------
Cash and equivalents at end of period                $   920,736    $   760,721
                                                     ===========    ===========

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2002

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was adopted as of January 1, 2002. Under this statement, goodwill is no longer amortized but is subject to annual impairment tests or more frequent tests if impairment indicators arise. The impairment tests of our goodwill were performed as required and it was determined that no impairment of the goodwill existed at January 1, 2002. The adoption of SFAS 142 has had no material effect on the Company's financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statement 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued. Under the provisions of SFAS 145 gains and losses associated with the extinguishment of debt will no longer be classified as extraordinary. The Company will be required to adopt SFAS 145 January 1, 2003. Accordingly, the Company will reclassify on that date the $303,818 (net of income taxes of $148,000) recorded in 2001 as extraordinary item - early extinguishment of debt.

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2002

2.  COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows:

                             Three Months Ended           Six Months Ended
                                  June 30                     June 30
                           -----------------------   --------------------------
                             2002           2001         2002            2001
                           ---------     ----------   ----------      ----------
     Net income (loss)     $ 483,243     $(192,923)   $(331,305)      $(751,614)
     Foreign currency
       translation
       adjustments           466,524       265,745      483,000         (20,905)
                           ---------     ---------    ---------       ---------
                           $ 949,767     $  72,822    $ 151,695       $(772,519)

The components of accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 are as follows:

                                                6/30/2002      12/31/2001
                                              -------------   ------------
               Foreign currency translation
                 adjustments                   $  (557,671)   $(1,040,671)
               Minimum pension liability          (552,708)      (552,708)
                                               -----------    -----------
                                               $(1,110,379)   $(1,593,379)
                                               ===========    ===========


3.  LONG-TERM DEBT

On August 13, 2002, the Company and its lenders agreed to amendments to the terms of the senior credit facilities, which include two term loans payable and two revolving notes payable. These amendments revised certain covenant requirements concerning tangible net worth, debt service coverage and interest coverage through December 31, 2002. The Company was in compliance with all covenants as amended.

4.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2002


4.  SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                            Three Months Ended            Six Months Ended
                                  June 30                      June 30
                        --------------------------    --------------------------
                            2002           2001          2002           2001
                        -----------    -----------    -----------    -----------
Net sales
       North America    $23,241,384    $24,632,006    $45,514,455    $51,251,830
       International      4,782,701      4,906,974      9,324,792     11,049,064
                        -----------    -----------    -----------    -----------
                        $28,024,085    $29,538,980    $54,839,247    $62,300,894

                            Three Months Ended            Six Months Ended
                                  June 30                      June 30
                        --------------------------    --------------------------
                            2002           2001          2002           2001
                        -----------    -----------    -----------    -----------
Operating income
       North America   $ 3,737,267     $ 3,913,351    $ 7,551,823    $ 7,063,107
       International       454,184         286,752        885,201        972,851
                       -----------     -----------    -----------    -----------
                       $ 4,191,451     $ 4,200,103    $ 8,437,024    $ 8,035,958

5.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of June 30, 2002 and December 31, 2001 and consolidating condensed statements of operations for the three and six month periods ended June 30, 2002 and 2001 and consolidating condensed statements of cash flows for the six months ended June 30, 2002 and 2001.

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

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2002

5.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                  BALANCE SHEET
                                  June 30, 2002

                                                                                        Non-
                                                                    Guarantor        Guarantor
                                                      Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                  ---------------------------------------------------------------------------------
Trade receivables                                 $   9,410,909    $   2,154,973    $   8,067,480    $           -    $  19,633,362
Inventories                                          19,465,468        4,263,267       10,538,893         (979,000)      33,288,628
Other                                                 3,085,502          192,109        1,461,688                -        4,739,299
                                                  ---------------------------------------------------------------------------------
Total current assets                                 31,961,879        6,610,349       20,068,061         (979,000)      57,661,289
Goodwill                                              1,248,777                -        2,657,801        1,125,845        5,032,423
Other                                                23,121,084           40,572        1,203,910      (12,067,109)      12,298,457
Intercompany amounts                                 19,011,431        1,641,881        8,073,352      (28,726,664)               -
Property, plant and equipment, net of
   accumulated depreciation                          23,891,681          951,960        4,757,882                -       29,601,523
                                                  ---------------------------------------------------------------------------------
                                                  $  99,234,852    $   9,244,762    $  36,761,006    $ (40,646,928)     104,593,692
                                                  =================================================================================

Accounts payable and accrued expenses             $   7,033,228    $     823,509    $   2,757,929    $           -    $  10,614,666
Compensation and employee benefits                    1,454,828          154,897        1,021,814                -        2,631,539
Current portion of long-term debt                     1,711,249                -          269,179                -        1,980,428
Other                                                  (548,042)         (15,034)         981,732                -          418,656
                                                  ---------------------------------------------------------------------------------
Total current liabilities                             9,651,263          963,372        5,030,654                -       15,645,289
Long-term debt less current portion                 156,662,996          158,819        3,735,720                -      160,557,535
Other                                                 8,501,303                -          289,861          442,704        9,233,868
Intercompany amounts                                  7,462,010        4,281,660       16,982,994      (28,726,664)               -
Accumulated deficiency                              (83,042,720)       3,840,911       10,721,777      (12,362,968)     (80,843,000)
                                                  ---------------------------------------------------------------------------------
                                                  $  99,234,852    $   9,244,762    $  36,761,006    $ (40,646,928)   $ 104,593,692
                                                  =================================================================================

                                December 31, 2001

                                                                                        Non-
                                                                    Guarantor        Guarantor
                                                      Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                  ---------------------------------------------------------------------------------
Trade receivables                                 $   8,654,985    $   1,753,498    $   7,006,937    $           -    $  17,415,420
Inventories                                          19,582,043        4,317,761       10,211,537         (992,000)      33,119,341
Other                                                 3,769,247          259,639        1,801,501                -        5,830,387
                                                  ---------------------------------------------------------------------------------
Total current assets                                 32,006,275        6,330,898       19,019,975         (992,000)      56,365,148
Goodwill                                              1,248,777                -        2,441,319        1,125,845        4,815,941
Other                                                23,382,489           40,572        1,214,872      (12,067,109)      12,570,824
Intercompany amounts                                 19,400,659          895,713        7,539,936      (27,836,308)               -
Property, plant and equipment, net of
   accumulated depreciation                          25,410,717        1,062,778        4,717,235                -       31,190,730
                                                  ---------------------------------------------------------------------------------
                                                  $ 101,448,917    $   8,329,961    $  34,933,337    $ (39,769,572)   $ 104,942,643
                                                  =================================================================================

Accounts payable and accrued expenses             $   6,916,818    $     451,354    $   2,629,241    $           -    $   9,997,413
Compensation and employee benefits                    1,175,320          136,472        1,034,280                -        2,346,072
Current portion of long-term debt                     1,711,249                -          269,169                -        1,980,418
Other                                                    20,467          (20,171)         704,171                -          704,467
                                                  ---------------------------------------------------------------------------------
Total current liabilities                             9,823,854          567,655        4,636,861                -       15,028,370
Long-term debt less current portion                 154,987,882          198,221        4,680,157                -      159,866,260
Other                                                 8,013,774                -          374,074          397,576        8,785,424
Intercompany amounts                                  7,564,923        4,078,376       16,193,009      (27,836,308)               -
Accumulated deficiency                              (78,941,516)       3,485,709        9,049,236      (12,330,840)     (78,737,411)
                                                  ---------------------------------------------------------------------------------
                                                  $ 101,448,917    $   8,329,961    $  34,933,337    $ (39,769,572)   $ 104,942,643
                                                  =================================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2002

5.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2002

                                                                                  Non-
                                                           Guarantor           Guarantor
                                        Parent            Subsidiaries        Subsidiaries         Eliminations       Consolidated
                                     ---------------------------------------------------------------------------------------------
Net sales                            $ 18,624,995         $  3,746,938        $ 11,366,152         $ (5,714,000)      $ 28,024,085
Costs and expenses                     15,852,964            3,374,488          10,319,182           (5,714,000)        23,832,634
                                     ------------         ------------        ------------         ------------       ------------
Operating income                        2,772,031              372,450           1,046,970                    -          4,191,451
Interest and other                      3,710,007              117,375            (145,425)              26,251          3,708,208
                                     ------------         ------------        ------------         ------------       ------------
Net income (loss)                    $   (937,976)        $    255,075        $  1,192,395         $    (26,251)      $    483,243
                                     ============         ============        ============         ============       ============

                        Three Months Ended June 30, 2001

                                                                                  Non-
                                                           Guarantor           Guarantor
                                        Parent            Subsidiaries        Subsidiaries       Eliminations        Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $ 20,415,493         $  3,154,436        $ 10,977,051       $ (5,008,000)       $ 29,538,980
Costs and expenses                     17,029,688            3,118,961          10,184,662         (4,994,434)         25,338,877
                                     ------------         ------------        ------------       ------------        ------------
Operating income                        3,385,805               35,475             792,389            (13,566)          4,200,103
Interest and other                      4,107,946               15,199             490,494           (220,613)          4,393,026
                                     ------------         ------------        ------------       ------------        ------------
Net income (loss)                    $   (722,141)        $     20,276        $    301,895       $    207,047        $   (192,923)
                                     ============         ============        ============       ============        ============


                         Six Months Ended June 30, 2002

                                                                                  Non-
                                                           Guarantor           Guarantor
                                        Parent            Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $ 37,213,245         $  7,098,376        $ 21,896,626       $(11,369,000)       $ 54,839,247
Costs and expenses                     31,255,481            6,554,165          19,974,577        (11,382,000)         46,402,223
                                     ------------         ------------        ------------       ------------        ------------
Operating income                        5,957,764              544,211           1,922,049             13,000           8,437,024
Interest and other                      7,857,642              189,003             676,556             45,128           8,768,329
                                     ------------         ------------        ------------       ------------        ------------
Net income (loss)                    $ (1,899,878)        $    355,208        $  1,245,493       $    (32,128)       $   (331,305)
                                     ============         ============        ============       ============        ============

                         Six Months Ended June 30, 2001

                                                                                 Non-
                                                           Guarantor           Guarantor
                                        Parent            Subsidiaries        Subsidiaries       Eliminations        Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $ 42,101,481         $  7,034,883        $ 23,580,530       $(10,416,000)       $ 62,300,894
Costs and expenses                     36,066,116            6,946,552          21,703,136        (10,450,868)         54,264,936
                                     ------------         ------------        ------------       ------------        ------------
Operating income                        6,035,365               88,331           1,877,394             34,868           8,035,958
Interest and other                      7,791,964               43,519           1,279,706           (327,617)          8,787,572
                                     ------------         ------------        ------------       ------------        ------------
Net income (loss)                    $ (1,756,599)        $     44,812        $    597,688       $    362,485        $   (751,614)
                                     ============         ============        ============       ============        ============

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2002

5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF CASH FLOWS
                         Six Months ended June 30, 2002

                                                                                     Non-
                                                                  Guarantor        Guarantor
                                                    Parent      Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                ------------------------------------------------------------------------------
Net cash provided by operating activities       $  1,542,259     $   511,652     $   763,046       $       -       $ 2,816,957

Cash flows from investing activities:
   Capital expenditures                             (405,662)        (19,946)         (5,913)              -          (431,521)
   Other investments                                       -               -               -               -                 -
                                                ------------------------------------------------------------------------------
Net cash used in investing activities               (405,662)        (19,946)         (5,913)              -          (431,521)

Cash flows from financing activities:
   Debt repayments                                (1,794,710)        (39,402)     (1,173,203)              -        (3,007,315)
   Debt issuance costs                              (310,101)              -             538               -          (309,563)
   Other                                                   -               -          47,793         (90,642)          (42,849)
                                                ------------------------------------------------------------------------------
Net cash used in financing activities             (2,104,811)        (39,402)     (1,124,872)        (90,642)       (3,359,727)

Intercompany accounts                                605,847        (542,884)       (153,605)         90,642                 -
                                                ------------------------------------------------------------------------------
Net decrease in cash                                (362,367)        (90,580)       (521,344)              -          (974,291)
                                                ------------------------------------------------------------------------------
Cash and equivalents at beginning of period          401,062         207,257       1,286,708               -         1,895,027
                                                ------------------------------------------------------------------------------
Cash and equivalents at end of period           $     38,695     $   116,677     $   765,364       $       -       $   920,736
                                                ==============================================================================

                         Six Months ended June 30, 2001

                                                                                           Non-
                                                                        Guarantor       Guarantor
                                                          Parent      Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                      ---------------------------------------------------------------------------
Net cash provided by operating activities             $   768,343     $   285,724     $ 1,351,518     $   (13,460)   $  2,392,125

Cash flows from investing activities:
   Capital expenditures                                  (837,562)        (54,406)       (392,024)              -      (1,283,992)
   Other investments                                            -               -           1,397               -           1,397
                                                      ---------------------------------------------------------------------------
Net cash used in investing activities                    (837,562)        (54,406)       (390,627)              -      (1,282,595)

Cash flows from financing activities:
   Proceeds from borrowing (repayments)                (1,430,707)        (39,402)         56,512               -      (1,413,597)
   Debt issuance costs                                   (123,909)                                                       (123,909)
   Other                                                        -               -         (35,967)        249,397         213,430
                                                      ---------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                                (1,554,616)        (39,402)         20,545         249,397      (1,324,076)

Intercompany accounts                                   1,697,808        (234,612)     (1,213,799)       (249,397)              -
                                                      ---------------------------------------------------------------------------
Net increase (decrease) in cash                            73,973         (42,696)       (232,363)        (13,460)       (214,546)
                                                      ---------------------------------------------------------------------------
Cash and equivalents at beginning of period               144,294         318,130         499,383          13,460         975,267
                                                      ---------------------------------------------------------------------------
Cash and equivalents at end of period                 $   218,267     $   275,434     $   267,020     $         -    $    760,721
                                                      ===========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Net Sales. Net sales of $28.0 million for the three months ended June 30, 2002 were 5.1% lower than the $29.5 million in the same period of 2001. Net sales of traditional valve products decreased 5.8% or $1.1 million while net sales of motion control products decreased 3.2% or $0.2 million and sales of other products decreased 4.6% or $0.2 million. North American sales decreased 5.6% or $1.4 million and international sales decreased 2.5% or $0.1 million. This decline in sales was a result of the economic downturn that began in North America in the last quarter of 2000 and in our International segment mid-year 2001.

Gross Profit. Gross profit was $10.6 million, or 37.7% of net sales, for the three months ended June 30, 2002 compared with $11.5 million, or 38.8% of net sales, in the same period of 2001. The 1.1% reduction in gross profit margin was primarily a result of lower sales volumes and product mix.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $6.3 million for the three months ended June 30, 2002, compared to $7.2 million for the same period in 2001. This $0.9 million reduction reflects the Company's continued focus on cost savings in response to the lower sales levels. In addition to an overall 28% headcount reduction, the Company eliminated or reduced discretionary spending to offset the effects of the lower sales volume.

Operating Income. Operating income for the three months ended June 30, 2002 was $4.2 million, substantially equal to the same period in 2001 as lower marketing, engineering, general and administrative expenses offset lower sales volumes and reduced gross margins. Operating income in North America decreased $0.2 million, or 4.5%, while the international segment's operating income increased by $0.2 million, or 58.4%.

Interest and Other Financing Expenses. Interest and other financing expenses increased $0.5 million from $4.1 million in the second quarter of 2001 to $4.6 million in 2002 as a result of higher interest rates.

Other (Income) Expense. Other income of $1.2 million for the three months ended June 30, 2002 was primarily attributable to unrealized foreign exchange gains, which resulted from the strengthening of major foreign currencies against the U.S. dollar, compared to other expense of $0.3 million in the three months ended June 30, 2001.

Net Income (Loss). Due to the factors discussed above, net income increased $0.7 million, to $0.5 million during the three months ended June 30, 2002 from a net loss of $0.2 million in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Net Sales. Net sales of $54.8 million for the six months ended June 30, 2002 were 12.0% lower than the $62.3 million in the same period of 2001. Net sales of traditional valve products decreased 11.2% or $4.5 million while net sales of motion control products decreased 11.7% or $1.4 million and sales of other products decreased 15.3% or $1.5 million. North American sales decreased 11.2% or $5.7 million and international sales decreased 15.6% or $1.7 million. This decline in sales was a direct result of the continuing economic downturn that began in North America in the last quarter of 2000 and in our international segment mid-year 2001.

Gross Profit. Gross profit was $21.0 million, or 38.3% of net sales, for the six months ended June 30, 2002 compared with $23.4 million, or 37.5% of net sales, in the same period of 2001. This 0.8% improvement in gross profit margin resulted from the effect of cost savings and containment programs that were not fully realized until the second quarter of 2001 and production efficiencies, which helped offset lower sales volumes and product mix. These cost savings included decreases in direct and indirect labor as a result of an overall 28% headcount reduction, depreciation savings on reduced capital expenditures, reduced scrap costs and the elimination of discretionary spending in manufacturing overhead.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $12.4 million for the six months ended June 30, 2002, compared to $15.1 million for the same period in 2001. This $2.7 million decrease was a result of cost savings implemented in response to the reduced sales. In addition to an overall 28% headcount reduction, the Company eliminated or reduced discretionary spending to offset the effects of the lower sales volume.

Operating Income. Operating income for the six months ended June 30, 2002 was $8.4 million compared to $8.0 million in the same period in 2001. This $0.4 million increase was a result of the lower costs and improved production efficiencies. Operating income in North America increased $0.5 million, or 6.9%, while the international segment's operating income decreased by $0.1 million, or 9.0%.

Interest and Other Financing Expenses. Interest and other financing expenses increased $1.0 million from $8.2 million in the first half of 2001 to $9.2 million in 2002 as a result of higher interest rates.

Other (Income) Expense. Other income of $0.5 million for the six months ended June 30, 2002 was primarily attributable to unrealized foreign exchange gains, which resulted from the strengthening of major foreign currencies against the U.S. dollar, compared to a loss of $0.9 million in the six months ended June 30, 2001.

Income Tax. As of June 30, 2002, the Company had $3.1 million of net deferred tax assets, primarily all of which were in the United States jurisdiction. Based on known and projected earnings information and tax planning strategies, the Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, it establishes a valuation allowance. As of June 30, 2002, the Company had no valuation allowance recorded.

Net Loss. Due to the factors discussed above, net income increased $0.5 million, to a loss of $0.3 million during the six months ended June 30, 2002 from a loss of $0.8 million in the first half of 2001.

Liquidity and Capital Resources

Working capital was $42.0 million at June 30, 2002 compared to $41.3 million at December 31, 2001. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $162.5 million at June 30, 2002 compared to $161.8 million at December 31, 2001. This increase was a result of the issuance of $2.2 million of notes payable to former shareholders, offset by the cash generated by operating activities and normal scheduled debt payments. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $23.4 million as of June 30, 2002.

On August 13, 2002, the Company and its lenders agreed to amendments to the terms of the senior credit facilities, which include two term loans payable and two revolving notes payable. These amendments revised certain covenant requirements concerning tangible net worth, debt service coverage and interest coverage through December 31, 2002. The Company was in compliance with all covenants as amended.

Contractual obligations and commercial commitments for the Company as of June 30, 2002 were as follows:

                                                      Payments Due by Period
                       ----------------------------------------------------------------------------------------
                          Total              2002           2003-2005         2006-2007         Beyond 2007
Long term debt         $162,537,963       $1,042,622      $17,399,085        $27,460,257       $116,635,999
Operating leases          3,034,009          871,469        2,056,623            105,513                404

The Company has no other contractual obligations or commercial commitments.

Significant Accounting Policies and Estimates

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which requires the making of estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. The estimates used in preparation of our financial statements are evaluated on a continual basis. The significant accounting policies as previously disclosed in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations -- Significant Accounting Policies, as described in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 2001, have not changed with the exception of goodwill due to the adoption of SFAS 142 as described in note 1 in the accompanying notes to interim condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to June 30, 2002.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

     4.1 Second Amendment to Note Purchase Agreement by and among Numatics, Incorporated; Numatics, GmbH; Numatics Ltd.; other loan parties and American Capital Financial Services, Inc., as agent dated August 13, 2002.
     4.2 Third Amendment to Loan and Security Agreement among Numatics, Incorporated; Micro-Filtration, Inc.; Numation, Inc.; Numatech, Inc.; Ultra Air Products, Inc.; Microsmith, Inc.; Empire Automation Systems, Inc. and LaSalle Business Credit, Inc. dated August 13, 2002.
     99.1 Certification of Chief Executive Officer
     99.2 Certification of Chief Financial Officer

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 2002.

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

Date: August 14, 2002
     ----------------