Form 10-Q
period 2002-09-30
NUMATICS INC
filed 2002-11-15
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended           September 30, 2002
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

               1450 North Milford Road, Highland, Michigan 48357
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


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

                          Yes    X          No
                             ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common Stock - 2,397,235 shares as of November 13, 2002

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES


 Page No.                                Description
--------------------------------------------------------------------------------

     1     PART I.   FINANCIAL INFORMATION
     1       Item 1    Consolidated Condensed Financial Statements
                         (Unaudited)
     4                 Notes to Consolidated Condensed Financial Statements
                         (Unaudited)
    10       Item 2    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
    14       Item 3    Quantitative and Qualitative Disclosures About Market
                         Risk
    14       Item 4    Controls and Procedures
    15     PART II.  OTHER INFORMATION
    15       Item 6    Exhibits and Reports on Form 8-K
    15                 Signatures
    16                 Certifications

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Numatics, Incorporated
   Consolidated Condensed Statements of Operations

                                                  (Unaudited)                    (Unaudited)
                                              Three Months Ended              Nine Months Ended
                                                 September 30                    September 30
                                         ---------------------------     ---------------------------
                                             2002            2001            2002            2001
                                         -----------     -----------     -----------     -----------
Net sales                                $28,496,350     $26,738,688     $83,335,597     $89,039,582

Costs and expenses:

  Costs of products sold                  17,666,855      15,707,620      51,494,860      54,657,914
  Marketing, engineering, general and
    administrative                         6,734,109       6,070,301      19,151,707      21,214,371
  Single business tax                         78,312          75,936         234,932         246,508
                                         -----------     -----------     -----------     -----------

Operating income                           4,017,074       4,884,831      12,454,098      12,920,789

Other expenses
  Interest and other financing
    expenses                               4,547,176       3,882,040      13,731,955      12,122,854
  Other                                      (72,706)       (317,140)       (601,048)        549,008
                                         -----------     -----------     -----------     -----------

Income (loss) before income taxes           (457,396)      1,319,931        (676,809)        248,927

Income taxes                                (102,268)        456,116           9,624         136,726
                                         -----------     -----------     -----------     -----------

Net income (loss)                        $  (355,128)    $   863,815        (686,433)    $   112,201
                                         ===========     ===========     ===========     ===========

See accompanying notes.

Numatics, Incorporated
Consolidated Condensed Balance Sheets

                                                              (Unaudited)
                                                             September 30      December 31
                                                                 2002             2001
                                                             ------------     ------------
                                     ASSETS
Current assets:
  Cash and equivalents                                       $  1,033,196     $  1,895,027
  Accounts receivable                                          19,073,966       17,415,420
  Inventories                                                  32,926,074       33,119,341
  Other current assets                                          3,760,967        3,935,360
                                                             ------------     ------------
        Total current assets                                   56,794,203       56,365,148
Other assets:
  Goodwill                                                      4,983,614        4,815,941
  Debt issuance costs, net of accumulated amortization          5,441,176        6,102,917
  Deferred income taxes                                         3,359,524        3,386,779
  Investment in affiliates                                      2,225,935        2,199,919
  Other                                                         1,086,385          881,209
                                                             ------------     ------------
                                                               17,096,634       17,386,765
Properties:
  Land                                                          1,306,994        1,351,037
  Buildings and improvements                                   15,548,074       15,144,096
  Machinery and equipment                                      55,062,520       53,165,838
                                                             ------------     ------------
                                                               71,917,588       69,660,971
  Less accumulated depreciation                               (43,509,403)     (38,470,241)
                                                             ------------     ------------
                                                               28,408,185       31,190,730
                                                             ------------     ------------
                                                             $102,299,022     $104,942,643
                                                             ============     ============

                     LIABILITIES AND ACCUMULATED DEFICIENCY
Current liabilities:
  Accounts payable trade                                     $  6,417,213     $  5,237,846
  Accrued interest                                              6,149,278        3,382,493
  Other accrued expenses                                          900,325        1,377,074
  Compensation and employee benefits                            2,681,234        2,346,072
  Income and single business tax                                  309,655          704,467
  Current portion of long term debt                            37,170,030        1,980,418
                                                             ------------     ------------
       Total current liabilities                               53,627,735       15,028,370


Long term debt, less current portion                          120,349,584      159,866,260
Deferred retirement benefits                                    8,737,764        8,127,205
Deferred income taxes                                             898,921          260,643

Minority interest in subsidiaries (redeemable at $606,130
  in 2002 and $475,074 in 2001 upon the happening
  of certain events outside the control of the
  company.)                                                       463,832          397,576

Common stock $.01 par value, 9,950,000 shares
  authorized; 2,397,235 shares outstanding at 2002
  and 2,607,318 shares outstanding at 2001 and
  related additional paid in capital                            4,602,151        4,602,151
Treasury stock; 262,340 shares at 2002 and 52,257 shares
  at 2001                                                      (3,347,280)      (1,089,996)
Accumulated deficiency                                        (81,342,620)     (80,656,187)
Accumulated other comprehensive loss                           (1,691,065)      (1,593,379)
                                                             ------------     ------------
                                                              (81,778,814)     (78,737,411)
                                                             ------------     ------------
                                                             $102,299,022     $104,942,643
                                                             ============     ============

See accompanying notes.

Numatics, Incorporated
Consolidated Condensed Statements of Cash Flows

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                                       September 30
                                                              -----------------------------
                                                                  2002             2001
                                                              -----------       -----------
Operating activities
Net income (loss)                                             $  (686,433)      $   112,201
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation                                                  3,328,585         3,834,700
  Amortization                                                    950,859           954,369
  Minority interest in subsidiary earnings                         66,256          (239,307)
  Deferred taxes                                                1,388,353            71,022
  Deferred retirement benefits                                    723,990           681,440
  Unrealized foreign currency (gains) losses                     (776,516)          292,147
  Changes in operating assets and liabilities:
    Trade receivables                                             (38,467)        2,763,664
    Inventories                                                   792,560         3,203,784
    Other current assets                                          297,536           146,724
    Accounts payable and accrued expenses                       3,410,550        (1,669,400)
    Compensation and employee benefits                            401,841        (1,966,227)
    Income and single business taxes                           (1,695,932)          325,292
                                                              -----------       -----------
Net cash provided by operating activities                       8,163,182         8,510,409
Investing activities
Capital expenditures                                             (312,992)       (1,453,976)
Other investments                                                      --           (40,226)
                                                              -----------       -----------
Net cash used in investing activities                            (312,992)       (1,494,202)

Financing activities
Debt repayments                                                (7,948,255)       (6,428,818)
Debt issuance costs                                              (463,655)         (436,022)
                                                              -----------       -----------
Net cash used in financing activities                          (8,411,910)       (6,864,840)
Effect of exchange rate changes on cash                          (300,111)           55,236
                                                              -----------       -----------
Net increase (decrease) in cash and equivalents                  (861,831)          206,603
Cash and equivalents at beginning of period                     1,895,027           975,267
                                                              -----------       -----------
Cash and equivalents at end of period                         $ 1,033,196       $ 1,181,870
                                                              ===========       ===========

See accompanying notes.

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2002


1.   BASIS OF PRESENTATION
--------------------------------------------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In April 2002, SFAS No. 145, "Rescission of FASB Statement 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," was issued. Under the provisions of SFAS 145 gains and losses associated with the extinguishment of debt will no longer be classified as extraordinary. The Company will be required to adopt SFAS 145 January 1, 2003. Accordingly, the Company will reclassify on that date the $303,818 (net of income taxes of $148,000) recorded in 2001 as an extraordinary item - early extinguishment of debt.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of commitment to an exit or disposal plan, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS 146 will have no effect on its financial statements.

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2002



2.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows:


                                           Three Months Ended                         Nine Months Ended
                                              September 30                               September 30
                                  --------------------------------------    ---------------------------------------
                                        2002                 2001                 2002                 2001
                                  -----------------    -----------------    -----------------    ------------------
     Net income (loss)            $  (355,128)         $   863,815          $  (686,433)         $    112,201
     Foreign currency
         translation adjustments     (580,686)            (439,866)             (97,686)             (460,771)
                                  -----------------    -----------------    -----------------    ------------------
                                  $  (935,814)         $   423,949          $  (784,119)         $   (348,570)

The components of accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 are as follows:


                                                              9/30/2002                   12/31/2001
                                                       ------------------------     -----------------------
              Foreign currency translation             $    (1,138,357)             $    (1,040,671)
                adjustments
              Minimum pension liability                       (552,708)                    (552,708)
                                                       ------------------------     -----------------------
                                                       $    (1,691,065)             $    (1,593,379)
                                                       ========================     =======================


3.   LONG-TERM DEBT

The Company reclassified $35.2 million of its senior debt from long-term liabilities to current liabilities because it is probable the Company will not be able to comply with existing loan covenant requirements at measurement dates within the next twelve months. Such failure to meet covenants would result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. The Company has had discussions with prospective new senior lenders and has preliminarily selected a new lender who is performing due diligence procedures for a transaction which, if consummated, would refinance all of the senior debt and result in its reclassification to long-term by December 31, 2002.

4.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2002



4.   SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                                      Three Months Ended                            Nine Months Ended
                                         September 30                                 September 30
                          -------------------------------------------   ------------------------------------------
                                 2002                   2001                   2002                   2001
                          --------------------   --------------------   --------------------   -------------------
Net sales
       North America      $     23,714,346       $     22,319,602       $      69,228,801      $      73,571,432
       International             4,782,004              4,419,086              14,106,796             15,468,150
                          --------------------   --------------------   --------------------   -------------------
                          $     28,496,350       $     26,738,688       $      83,335,597      $      89,039,582


                                      Three Months Ended                            Nine Months Ended
                                         September 30                                 September 30
                          -------------------------------------------   ------------------------------------------
                                 2002                   2001                   2002                   2001
                          --------------------   --------------------   --------------------   -------------------
Operating income
       North America      $      3,914,495       $      4,793,135       $      11,466,318      $      11,856,242
       International               102,579                 91,696                 987,780              1,064,547
                          --------------------   --------------------   --------------------   -------------------
                          $      4,017,074       $      4,884,831       $      12,454,098      $      12,920,789


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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of September 30, 2002 and December 31, 2001 and consolidating condensed statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and consolidating condensed statements of cash flows for the nine months ended September 30, 2002 and 2001.

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

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2002



5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                  BALANCE SHEET
                               September 30, 2002

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------- ------------- -------------- ---------------- --------------
Trade receivables                       $    9,542,744    $  1,934,232  $   7,596,990  $            -   $   19,073,966
Inventories                                 18,893,052       4,618,829     10,368,193        (954,000)      32,926,074
Other                                        3,736,883         381,841        675,439               -        4,794,163
                                        ----------------- ------------- -------------- ---------------- --------------
Total current assets                        32,172,679       6,934,902     18,640,622        (954,000)      56,794,203
Goodwill                                     1,248,777               -      2,608,992       1,125,845        4,983,614
Other                                       22,993,034          40,573      1,158,489     (12,079,076)      12,113,020
Intercompany amounts                        17,859,916       1,844,366      7,728,168     (27,432,450)               -
Property, plant and equipment, net of
   accumulated depreciation                 22,935,047         916,004      4,557,134               -       28,408,185
                                        ----------------- ------------- -------------- ---------------- --------------
                                        $   97,209,453    $  9,735,845  $  34,693,405  $  (39,339,681)  $  102,299,022
                                        ================= ============= ============== ================ ==============

Accounts payable and accrued expenses   $   10,063,645    $  1,058,880  $   2,344,291  $            -   $   13,466,816
Compensation and employee benefits           1,457,545         143,258      1,080,431               -        2,681,234
Current portion of long-term debt           33,425,963               -      3,744,067               -       37,170,030
Other                                          154,575          (6,900)       161,980               -          309,655
                                        ----------------- ------------- -------------- ---------------- --------------
Total current liabilities                   45,101,728       1,195,238      7,330,769               -       53,627,735
Long-term debt less current portion        120,195,844         118,205         35,535               -      120,349,584
Other                                        8,737,764               -        898,921         463,832       10,100,517
Intercompany amounts                         7,120,903       4,403,660     15,907,887     (27,432,450)               -
Accumulated deficiency                     (83,946,786)      4,018,742     10,520,293     (12,371,063)     (81,778,814)
                                        ----------------- ------------- -------------- ---------------- --------------
                                        $   97,209,453    $  9,735,845  $  34,693,405  $  (39,339,681)  $  102,299,022
                                        ================= ============= ============== ================ ==============


                                December 31, 2001

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ----------------- ------------- -------------- ---------------- --------------
Trade receivables                       $    8,654,985    $  1,753,498  $   7,006,937  $            -   $   17,415,420
Inventories                                 19,582,043       4,317,761     10,211,537        (992,000)      33,119,341
Other                                        3,769,247         259,639      1,801,501               -        5,830,387
                                        ----------------- ------------- -------------- ---------------- --------------
Total current assets                        32,006,275       6,330,898     19,019,975        (992,000)      56,365,148
Goodwill                                     1,248,777               -      2,441,319       1,125,845        4,815,941
Other                                       23,382,489          40,572      1,214,872     (12,067,109)      12,570,824
Intercompany amounts                        19,400,659         895,713      7,539,936     (27,836,308)               -
Property, plant and equipment, net of
   accumulated depreciation                 25,410,717       1,062,778      4,717,235               -       31,190,730
                                        ----------------- ------------- -------------- ---------------- --------------
                                        $  101,448,917    $  8,329,961  $  34,933,337  $  (39,769,572)  $  104,942,643
                                        ================= ============= ============== ================ ==============

Accounts payable and accrued expenses   $    6,916,818    $    451,354  $   2,629,241  $            -   $    9,997,413
Compensation and employee benefits           1,175,320         136,472      1,034,280               -        2,346,072
Current portion of long-term debt            1,711,249               -        269,169               -        1,980,418
Other                                           20,467         (20,171)       704,171               -          704,467
                                        ----------------- ------------- -------------- ---------------- --------------
Total current liabilities                    9,823,854         567,655      4,636,861               -       15,028,370
Long-term debt less current portion        154,987,882         198,221      4,680,157               -      159,866,260
Other                                        8,013,774               -        374,074         397,576        8,785,424
Intercompany amounts                         7,564,923       4,078,376     16,193,009     (27,836,308)               -
Accumulated deficiency                     (78,941,516)      3,485,709      9,049,236     (12,330,840)     (78,737,411)
                                        ----------------- ------------- -------------- ---------------- --------------
                                        $  101,448,917    $  8,329,961  $  34,933,337  $  (39,769,572)  $  104,942,643
                                        ================= ============= ============== ================ ==============

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2002



5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2002

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Net sales                               $   19,412,375    $  3,705,397  $  11,630,578  $   (6,252,000)  $   28,496,350

Costs and expenses                          16,298,542       3,428,376     11,029,358      (6,277,000)      24,479,276
                                        ------------------------------------------------------------------------------
Operating income                             3,113,833         277,021        601,220          25,000        4,017,074
Interest and other                           4,017,940          99,194        233,940          21,128        4,372,202
                                        ------------------------------------------------------------------------------
Net income (loss)                       $     (904,107)   $    177,827  $     367,280  $        3,872   $     (355,128)
                                        ==============================================================================


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
                                        ==============================================================================


                      Nine Months Ended September 30, 2002


                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Net sales                               $   56,625,620    $ 10,803,773  $  33,527,204  $  (17,621,000)  $   83,335,597
Costs and expenses                          47,554,023       9,982,541     31,003,935     (17,659,000)      70,881,499
                                        ------------------------------------------------------------------------------
Operating income                             9,071,597         821,232      2,523,269          38,000       12,454,098
Interest and other                          11,875,582         288,197        910,496          66,256       13,140,531
                                        ------------------------------------------------------------------------------
Net income (loss)                       $   (2,803,985)   $    533,035  $   1,612,773  $      (28,256)  $     (686,433)
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
                                        ==============================================================================

NUMATICS, INCORPORATED
Notes to Consolidated Condensed Financial Statements (Unaudited)
September 30, 2002




5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF CASH FLOWS
                      Nine Months ended September 30, 2002

                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Net cash provided by operating          $  5,598,636      $   788,878   $   1,775,668  $           -    $   8,163,182
   activities

Cash flows from investing activities:
   Capital expenditures                     (200,078)         (46,836)        (66,078)             -         (312,992)
   Other investments                               -                -               -              -                -
                                        ------------------------------------------------------------------------------
Net cash used in investing activities       (200,078)         (46,836)        (66,078)             -          (312,992)

Cash flows from financing activities:
   Debt repayments                        (6,547,148)         (83,918)     (1,317,189)             -        (7,948,255)
   Debt issuance costs                      (464,193)               -             538              -          (463,655)
   Other                                           -                -          33,773       (333,884)         (300,111)
                                        ------------------------------------------------------------------------------
Net cash used in financing activities     (7,011,341)         (83,918)     (1,282,878)      (333,884)       (8,712,021)

Intercompany accounts                      1,287,722         (619,470)     (1,002,136)       333,884                 -
                                        ------------------------------------------------------------------------------
Net increase (decrease) in cash             (325,061)          38,654        (575,424)             -          (861,831)
Cash and equivalents at beginning of
   period                                    401,062          207,257       1,286,708              -         1,895,027
                                        ------------------------------------------------------------------------------

Cash and equivalents at end of period   $     76,001      $   245,911   $     711,284  $           -    $    1,033,196
                                        ==============================================================================

                      Nine Months ended September 30, 2001


                                                                            Non-
                                                           Guarantor      Guarantor
                                             Parent       Subsidiaries  Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------
Net cash provided by operating
   activities                           $  4,919,781      $   541,440   $   3,062,648  $     (13,460)   $    8,510,409

Cash flows from investing activities:
   Capital expenditures                   (1,013,000)         (56,875)       (384,101)             -        (1,453,976)
   Other investments                               -                -         (40,226)             -           (40,226)
                                        ------------------------------------------------------------------------------
Net cash used in investing activities     (1,013,000)         (56,875)       (424,327)             -        (1,494,202)

Cash flows from financing activities:
   Debt repayments                        (5,713,195)         (78,803)       (636,820)             -        (6,428,818)
   Debt issuance costs                      (436,022)               -               -              -          (436,022)
   Other                                           -                -         (32,779)        88,015            55,236
                                        ------------------------------------------------------------------------------
Net cash used in financing activities     (6,149,217)         (78,803)       (669,599)        88,015        (6,809,604)

Intercompany accounts                      2,340,622         (497,442)     (1,755,165)       (88,015)                -
                                        ------------------------------------------------------------------------------
Net increase (decrease) in cash               98,186          (91,680)        213,557        (13,460)          206,603

Cash and equivalents at beginning of
   period                                    144,294          318,130         499,383         13,460           975,267
                                        ------------------------------------------------------------------------------
Cash and equivalents at end of period   $    242,480      $   226,450   $     712,940  $           -    $    1,181,870
                                        ==============================================================================

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Cautions Regarding Forward-Looking Statements

This Form 10-Q report contains forward-looking statements, which can be identified by the use of the future tense or other forward-looking terms such as "may," "intent," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue," "should," "strategy," or "position" or the negatives of those terms or other variations on them or by comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate net sales, income, or cash flow to service indebtedness, or concerning future compliance with debt covenants or reaching agreements with new senior lenders, are forward-looking statements. Investors are cautioned that reliance on any of those forward-looking statements involves risks and uncertainties and that, although Numatics' management believes that the assumptions on which those forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those assumptions. The uncertainties in this regard include, but are not limited to, the Company's ability to replace its senior credit facility and to comply with financial covenants contained within the indenture and the credit facilities, as well as those items identified in "Risk Factors" under item 1 of the Company's Form 10-K for the year ended December 31, 2001.

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

Net Sales. Net sales of $28.5 million for the three months ended September 30, 2002 were 6.6% higher than the $26.7 million in the same period of 2001. Net sales of traditional valve products increased 7.1% or $1.3 million while net sales of motion control products increased 4.6% or $0.2 million and sales of other products increased 6.7% or $0.3 million. North American sales increased 6.2% or $1.4 million and international sales increased 8.2% or $0.4 million. This improvement in sales was a result of a slight overall improvement in the economy as well as new sales programs.

Gross Profit. Gross profit was $10.8 million, or 38.0% of net sales, for the three months ended September 30, 2002 compared with $11.0 million, or 41.3% of net sales, in the same period of 2001. The 3.3% reduction in gross profit margin was primarily a result of product mix and depreciation savings during 2001 on reduced capital expenditures.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $6.7 million for the three months ended September 30, 2002, compared to $6.1 million for the same period in 2001. This $0.6 million increase resulted primarily from the restoration of bonus accruals not included in 2001 results, professional fees and depreciation savings during 2001 on reduced capital expenditures.

Operating Income. Operating income for the three months ended September 30, 2002 was $4.0 million, $0.9 million below the same period in 2001 as increased sales levels were offset by reduced gross margins and increased marketing, engineering, general and administrative expenses. Operating income in North America decreased $0.9 million, or 18.3%, while the international segment's operating income remained substantially unchanged.

Interest and Other Financing Expenses. Interest and other financing expenses increased $0.6 million from $3.9 million in the third quarter of 2001 to $4.5 million in 2002 as a result of higher interest rates.

Other Income. Other income of $0.1 million for the three months ended September 30, 2002, compared to $0.3 million in the three months ended September 30, 2001. The $0.3 million income in 2001 was primarily attributable to unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies.

Net Income (Loss). Due to the factors discussed above, the three months ended September 30, 2002 resulted in a net loss of $0.4 million, compared to net income of $0.9 million in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Net Sales. Net sales of $83.3 million for the nine months ended September 30, 2002 were 6.4% lower than the $89.0 million in the same period of 2001. Net sales of traditional valve products decreased 5.8% or $3.4 million while net sales of motion control products decreased 6.7% or $1.1 million and sales of other products decreased 8.3% or $1.2 million. North American sales decreased 5.9% or $4.3 million and international sales decreased 8.8% or $1.4 million. This decline in sales was a direct result of the economic downturn that began in North America in the last quarter of 2000 and in our international segment mid-year 2001, although showing an upward trend during the most recent quarter.

Gross Profit. Gross profit was $31.8 million, or 38.2% of net sales, for the nine months ended September 30, 2002 compared with $34.4 million, or 38.6% of net sales, in the same period of 2001. This 0.4% decline in gross profit margin was primarily a result of product mix and depreciation savings during 2001 on reduced capital expenditures.

Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses were $19.2 million for the nine months ended September 30, 2002, compared to $21.2 million for the same period in 2001. This $2.0 million decrease was a result of cost savings implemented in response to the reduced sales. In addition to an overall 28% headcount reduction, the Company eliminated or reduced discretionary spending to offset the effects of the lower sales volume.

Operating Income. Operating income for the nine months ended September 30, 2002 was $12.5 million compared to $12.9 million in the same period in 2001. This $0.4 million decrease was a result of the lower sales and gross profit margin, offset by reduced marketing, engineering, general and administrative expenses. Operating income in North America decreased $0.3 million, or 3.3%, while the international segment's operating income decreased by $0.1 million, or 7.2%.

Interest and Other Financing Expenses. Interest and other financing expenses increased $1.6 million from $12.1 million in the first nine months of 2001 to $13.7 million in 2002 as a result of higher interest rates.

Other (Income) Expense. Other income of $0.6 million for the nine months ended September 30, 2002 was primarily attributable to unrealized foreign exchange gains, which resulted from the strengthening of major foreign currencies against the U.S. dollar, compared to a loss of $0.5 million in the nine months ended September 30, 2001.

Income Tax. As of September 30, 2002, the Company had $2.5 million of net deferred tax assets, substantially all of which related to United States federal income tax. Based on known and projected earnings information and tax planning strategies, the Company assesses quarterly the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, it establishes a valuation allowance. As of September 30, 2002, the Company had no valuation allowance recorded.

Net Income (Loss). Due to the factors discussed above, net income declined $0.8 million, from net income of $0.1 million during the nine months ended September 30, 2001 to a loss of $0.7 million during the nine months ended September 30, 2002.

Liquidity and Capital Resources

Working capital was $3.2 million at September 30, 2002 compared to $41.3 million at December 31, 2001. The Company reclassified $35.2 million of its senior debt from long-term liabilities to current liabilities because it is probable the Company will not be able to comply with existing loan covenant requirements at measurement dates within the next twelve months. Such failure to meet covenants would result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. The Company has had discussions with prospective new senior lenders and has preliminarily selected a new lender who is performing due diligence procedures for a transaction which, if consummated, would refinance all of the senior debt and result in its reclassification to long-term by December 31, 2002. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $157.5 million at September 30, 2002 compared to $161.8 million at December 31, 2001. This decrease was a result of the cash generated by operating activities and normal scheduled debt payments, offset by the issuance of $2.2 million of notes payable to former shareholders in January 2002 in connection with the repurchase of their shares in the Company. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $23.5 million as of September 30, 2002.

Contractual obligations and commercial commitments for the Company as of September 30, 2002 were as follows:


                                                            Payments Due by Period
                          --------------------------------------------------------------------------------------------
                                 Total             2002-2003         2004-2005        2006-2007        Beyond 2007
Debt                         $157,519,614        $37,547,285        $1,610,193       $2,162,136       $116,200,000
Operating leases                2,598,274          1,759,581           732,776          105,513                404

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to September 30, 2002.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report and have concluded that there are no significant deficiencies or material weaknesses. Subsequent to the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

          99.1 Certification of Chief Executive Officer - Section 906 of Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer - Section 906 of Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the three months ended September 30, 2002.

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


Date:    November 14, 2002
      ---------------------------------------------------------

                                  CERTIFICATION

I, John H. Welker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Numatics, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002




/s/ John H. Welker
-----------------------------------------------------

John H. Welker,
Chief Executive Officer

                                  CERTIFICATION

I, Robert P. Robeson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Numatics, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002





/s/ Robert P. Robeson
-----------------------------------------------------

Robert P. Robeson,
Chief Financial Officer