Form 10-K
period 2002-12-31
NUMATICS INC
filed 2003-03-28
CIK 1007298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2002

   [ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to _____________

                        Commission file number: 333-51355

                             NUMATICS, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

          MICHIGAN                                         38-2955710
(State or Other Jurisdiction of                  I.R.S. Employer Identification
 Incorporation or Organization)                              Number)

                1450 North Milford Road, Milford, Michigan 48357
               (Address of Principal Executive Offices) (Zip Code)

                                 (248) 887-4111
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. $0 (Registrant's common equity has no trading market.)

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date: Common Stock 2,397,235 shares as of March 27, 2003

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

        In 1998, in an exchange offer registered under the Securities Act of 1933, Numatics issued $115.0 million of Series B 9 5/8% senior subordinated notes (the "Series B Notes") in exchange for a substantially identical series of senior subordinated notes it had issued in a private placement earlier that year. The Series B Notes are guaranteed by all of Numatics' domestic subsidiaries. Some additional information concerning the Series B Notes and the indenture under which they were issued is provided below under "Risk Factors --Leverage," "--Subordination," and "--Possible Inability to Repurchase Series B Notes Upon a Change in Control," and in Note 2 to the Company's 2002 audited consolidated financial statements. More extensive information concerning the Series B Notes is contained in the Form S-4 registration statement (SEC File No. 333-51355) under which the Series B Notes were registered for purposes of the exchange offer, which can be found at the SEC's web site (www.sec.gov).

New Senior Financing

        Effective January 6, 2003, the Company entered into a new senior loan agreement with a group of lenders for which Foothill Capital Corporation acts as agent. The loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements and monthly reductions beginning April 1, 2003; (c) $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans that could be made during the next six months (all of which was drawn during late February and March of 2003), subject to conditions specified in the loan agreement, to provide additional funds in connection with repurchases of the Company's 9-5/8% senior subordinated notes. The term loans are payable in monthly installments of $114,583 beginning April 1, 2003. The Company repaid all of the indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital

Strategies, Ltd. from proceeds of the initial borrowings under the new loan agreement.

        The new revolving credit and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The new revolving credit loans bear interest at variable rates based on prime or LIBOR, at the Company's election. The weighted average of the initial rates is approximately 5.31% per annum. $5,500,000 of the new term loans bears interest at the greater of prime plus 4% per annum or 9% per annum. The remaining $18,000,000 of the new term loan bear interest at the greater of prime plus 6% per annum or 11% per annum, plus 2% per annum which may be paid in kind at the Company's option. The additional $10,000,000 of term loans that could be made during the next six months bears interest at 13% per annum.

Risk Factors

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

        Leverage. The Company is highly leveraged. On January 31, 2003, the Company had total indebtedness of approximately $161.4 million and an accumulated deficiency of approximately $88.7 million. As of that date, the aggregate debt of the Company to which the Series B Notes are subordinated ("Senior Debt"), which includes borrowings under its term loan and revolving credit facilities, was approximately $41.0 million, and approximately $15.0 million would have been available for additional borrowing under the revolving credit facility, subject to borrowing base limitations. The indenture governing the Series B Notes permits the incurrence of additional indebtedness, including Senior Debt, by Numatics and its subsidiaries in the future, subject to certain limitations.

        The Company's current annual debt service requirement is approximately $17.7 million. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness (including the Series B Notes) will depend on its future performance, which to some extent is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. Based upon the Company's current level of operations and future business which has been awarded, management believes that cash flow from operations and available cash, together with available borrowings under the revolving credit facility, will be adequate to meet the Company's future liquidity needs until the scheduled expiration of the credit facilities at which time the Company would expect to replace the credit facilities. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth opportunities and operating improvements will be realized, or that future borrowings will be available under the revolving credit facility, or a replacement credit facility, in an amount sufficient to enable the Company to service its indebtedness, including the Series B Notes, or to fund its other liquidity needs. The revolving and term loans under the senior loan agreement and a letter of credit supporting a $2.3 million industrial revenue bond for which the Company is responsible under the senior loan agreement mature prior to the maturity of the Series B Notes, and there can be no assurance that the Company will be able to replace the credit facilities, or refinance any other indebtedness, on commercially reasonable terms or at all.

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

        Subordination. The Series B Notes are subordinated in right of payment to all of Numatics' current and future Senior Debt (as defined in the indenture governing the Series B Notes), and the guarantees of the Series B Notes by the Guarantors (the "Subsidiary Guarantees") are subordinated in right of payment to all current and future Senior Debt of the Guarantors. As defined in the governing indenture, the term Senior Debt includes the loans under the Company's senior loan agreement and the Guarantors' guarantees of those loans. The loans under the senior loan agreement are secured by substantially all of the assets of Numatics and its domestic, Canadian, and German subsidiaries, all of the outstanding voting stock of Numatics' German holding company, and 65% of the capital stock of most of Numatics' other foreign subsidiaries. Due to these subordination provisions, upon any distribution to creditors of Numatics or any Guarantor in a liquidation or dissolution of Numatics or the Guarantor or in a bankruptcy, reorganization, insolvency, receivership, or similar proceeding relating to Numatics, a Guarantor, or the property of Numatics or a Guarantor, the holders of Senior Debt of Numatics or the

Guarantor, respectively, will be entitled to be paid in full before any payment may be made with respect to the Series B Notes or the related Subsidiary Guarantee. In addition, under the governing indenture, payments with respect to the Series B Notes and the Subsidiary Guarantees will be blocked in the event of a payment default on Designated Senior Debt (defined in the indenture to include the loans under the Company's senior loan agreement and the related guarantees of those loans) and may be blocked for up to 179 days each year in the event of certain non-payment defaults on Designated Senior Debt.

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

        The Company derives a significant portion of its revenue from Numatics' foreign subsidiaries, which have not guaranteed the Series B Notes. Holders of indebtedness of, and trade creditors of, those foreign subsidiaries generally would be entitled to payment of their claims from the assets of the affected subsidiaries before any of those assets are made available for distribution to Numatics. The indenture governing the Series B Notes permits the incurrence of substantial additional indebtedness by Numatics' foreign subsidiaries and permits investments by Numatics or other subsidiaries in those subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of a subsidiary that has not guaranteed the Series B Notes, holders of any of that subsidiary's indebtedness will have a claim to the assets of the subsidiary that is prior to Numatics' interest in those assets. As of December 31, 2002, the total liabilities of subsidiaries that have not guaranteed the Series B Notes were $9.0 million, excluding obligations owed to other Numatics entities, which are eliminated in the consolidation.

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

        The Company could be adversely affected if Mr. Welker were to become unwilling or unable to continue as head of Numatics' management team. It is an event of default under the senior loan agreement if Mr. Welker ceases to be the President and Chief

Executive Officer of Numatics or ceases to have the ability to elect a majority of its directors and if he is not replaced by a person satisfactory to the senior lenders. The Company maintains $27.5 million of key-man life insurance on Mr. Welker's life, but that amount would not be sufficient to retire all existing indebtedness under the senior loan agreement should it become necessary to do so.

        Possible Inability to Repurchase Series B Notes upon a Change in Control. The indenture governing the Series B Notes requires Numatics to offer to repurchase all outstanding Series B Notes at 101% of their principal amount plus accrued and unpaid interest to the date of repurchase if a Change in Control (as defined in the indenture) should occur. However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Series B Notes tendered or that restrictions in the senior loan agreement will allow Numatics to make the required repurchases.

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

Segments

        The Company reports its segments based on geographic area, which it divides between North American and International. See Note 7 of the notes to the Company's audited consolidated financial statements filed as exhibit 99.1 to this Form 10-K for financial information about segments.

Industry Overview

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

Products

        Both in North America and internationally, the Company offers a complete line of pneumatic components, which can be described in three groups: valves, motion control products, and air preparation products. The Company's core product historically has been pneumatic valves. Over recent years, the Company has expanded into additional product lines, decreasing its dependence on valves through its product diversification strategy. The table that follows illustrates this diversification trend since 1997.

                                                  1997               2002
                                           -------------------------------------
       Net Sales                             $147.0 million     $112.2 million

       Valves                                     71.2%              65.4%
       Motion Control Products                    12.4%              18.4%
       Air Preparation Products                   16.4%              16.2%
                                           -------------------------------------
       Total                                     100.0%             100.0%

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

        The Company's valve sales were $94.7 million, $73.8 million, and $73.4 million in 2000, 2001, and 2002, respectively.

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

        The Company's motion control sales were $27.1 million, $21.1 million, and $20.6 million in 2000, 2001, and 2002, respectively.

        Air Preparation Products. The Company's air preparation products include FRLs and air dryers. Air preparation products condition the air for use in the pneumatic system.

        The Company's air preparation products sales were $24.0 million, $18.7 million, and $18.2 million in 2000, 2001, and 2002, respectively.

Engineering

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

    . Direct solenoid, which eliminates unnecessary pilot valves, improving reliability due to fewer parts

    . Die cast magnesium valves, providing maximum weight reduction and cost savings

    . "Nu-Plex," the first fully integrated serial control system for fluid power applications

    . Aluminum cast valve bodies, which reduces the weight and cost of valves that had previously been made of bronze, cast iron, and brass

    . "Numasizing," the first precise method of determining component size so as to accurately match desired performance with a valve configuration that uses the smallest amount of energy to get the job done

        The Numasizing process is based on a computerized database containing empirical data from more than 250,000 test firings of pneumatic cylinders under different conditions. Numasizing is used at all of the Company's locations throughout the world. The Company conducts seminars on Numasizing for its customers and offers for sale a proprietary program to enable them to use Numasizing in helping to design efficient systems for their customers.

Customers, Marketing, and Distribution

        The Company's customers consist of end users, machinery manufacturers (which incorporate the Company's products in their machines), and distributors. As is common practice in the U.S. market, end users and machinery manufacturers generally purchase the Company's products through its network of distributors. Alternatively, in international markets, customers typically purchase directly from the Company. In some cases, the end user will specify the Company's products, regardless of distribution channel. The products sold by the Company are utilized in a diverse group of industries, and no one customer accounted for more than 4.0 % of total net sales in 2002.

        Approximately 61.0% of the Company's net sales in 2002 were from sales to distributors. The Company believes it maintains excellent relationships with its distributor network, which consists of over 125 distributors, including over 85 in North America, 16 in Europe, 17 in Asia and 8 in South America.

        The Company's North American distributors are pneumatics specialists who sell only pneumatic components and do not sell hydraulic components. In most cases, the Company's products represent these distributors' principal source of income. Additionally, the only pneumatic valves these distributors carry are Numatics' valves. The Company maintains an interactive relationship with its distributors, conducting periodic meetings in several cities and intensive training programs while encouraging feedback. The Company employs ten regional managers in North America to train and assist its distributors. The Company's distributors purchase products from the Company and maintain their own inventories.

        The Company has a direct sales force of 125 employees, who sell to over 7,000 active direct customers worldwide, of which a significant portion are outside the United States. The Company also has maintained direct selling efforts with certain large end users and machinery manufacturers in North America.

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

        The Company stresses quality control in all of its manufacturing and distribution facilities, and each valve is individually tested to meet specific tolerances before it can be shipped. Currently, all of the Company's manufacturing facilities are ISO certified. The Company believes that the achievement of ISO certification at each of its manufacturing facilities is a significant factor in maintaining its competitive position.

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

        The Company has the largest U.S. market share in its core product of directional control, base mounted, 4-way pneumatic valves. The Company's most significant competitors in North America are Parker Hannifin, SMC Pneumatics and MAC Valves. Some of the Company's major competitors in the valve market outside North America are SMC Pneumatics, Festo, and CKD. The motion control and air preparation products markets have different competitors such as Norgren IMI, Wilkerson, Phd., Robohand, Lee, and Clippard.

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

        International sales accounted for approximately 17.5% of the Company's 2002 net sales, and international assets accounted for approximately 16.5% of its total assets as of December 31, 2002. For additional financial information regarding foreign sales, see Note 7 of the notes to the Company's audited consolidated financial statements filed as exhibit 99.1 to this Form 10-K.

Backlog

        The Company does not consider information concerning its backlog to be material due to its short order to ship cycle, therefore backlog information is not presented.

Employees

        At December 31, 2002, the Company had 715 employees. Approximately 75 of those employees at that time were represented by the United Auto Workers under a contract expiring on March 20, 2005. The Company considers its employee relations to be good.

Environmental Matters

        The Company's plant on North Milford Road in Highland, Michigan, is the site of a groundwater contamination problem that became known in the early 1980s. The contamination was caused by a chemical (trichloroethylene) that was used for many years to degrease parts but which has not been used at the site since the early 1970s. A soil vapor extraction system was used to clean up the soil contamination, and a pump and treat system has been installed to purge the groundwater. The soil cleanup has been completed, but completion of the groundwater remediation is expected to take approximately another five years. Based on past expenditures and its current evaluation of site conditions, management expects to spend approximately $60,000 annually to complete the groundwater remediation. The Company has recorded a reserve for these future expenditures, which at December 31, 2002 was approximately $300,000. Management believes this reserve will be adequate to complete the remediation, although actual expenditures will depend on actual site conditions and other factors and are subject to change.

        In 1989, a fluid spill site containing PCBs was discovered at the Company's East Highland Road facility in Highland, Michigan. The source of the PCBs is believed to be a transformer that was accidentally ruptured in 1973 while sitting on the ground awaiting disposal. The area of the spill has been disturbed by subsequent paving of a portion of the area and soil removal following a non-PCB waste oil spill. Management estimates that future soils remedial work at this site will cost approximately $200,000, and has reserved this amount in the Company's December 31, 2002 financial statements.

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

ITEM 2.    PROPERTIES

        The Company conducts its business in Company-owned facilities, totaling approximately 339,750 square feet, and leased facilities, totaling approximately 80,900 square feet, of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Company's various business units. Leases expire at various times through 2006, and the Company generally has extension options.

        The table that follows provides additional information concerning each of these facilities.

               LOCATION                     SQUARE FEET   TYPE OF INTEREST                 USES
------------------------------------------  -----------   ----------------    ----------------------------------------
     United States
     N. Milford Rd., Highland, MI                76,000   Owned               Company headquarters; valve components
     Franklin, TN                                68,000   Owned               Actuators
     Sandusky, MI                                57,300   Owned               Valves and solenoids
     Lapeer, MI                                  41,600   Owned               FRLs and air dryers
     Wixom, MI                                   15,700   Leased              Specialty valves & distribution facility
     E. Highland Rd., Highland, MI               12,250   Owned               Warehousing
     Westlake, OH                                12,000   Leased              Grippers and guiding units
     Forrester, MI                               10,000   Leased              Warehousing
     Phoenix, AZ                                  3,300   Leased              Electronic componentry design and
                                                                               fabrication
     Rochester, NY                                2,700   Leased              Distribution facility
     International
     St. Augustin, Germany                       33,300   Owned               Valves and actuators
     London, ON, Canada                          40,000   Owned               Valves and actuators
     Leighton, Buzzard, England                  11,300   Owned               Distribution and sales
     Taipei, Taiwan                               8,000   Leased              Distribution and sales
     Brescia, Italy                               7,700   Leased              Distribution and sales
     Vancouver, BC, Canada                        6,000   Leased              Distribution and sales
     Puebla, Mexico                               5,000   Leased              Distribution and sales
     Montreal, QB, Canada                         3,600   Leased              Distribution and sales
     Paris, France                                3,400   Leased              Distribution and sales
     Waardenburg, The Netherlands                 1,600   Leased              Distribution and sales
     Saltillo, Mexico                             1,300   Leased              Distribution and sales
     Budapest, Hungary                              600   Leased              Distribution and sales

ITEM 3.    LEGAL PROCEEDINGS

        Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of Numatics' shareholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

        Numatics' only authorized class of equity security is its common stock. On March 27, 2003, there were six holders of the outstanding shares of the common stock, all but one of whom were Numatics employees. The common stock has no public trading market, all outstanding shares are subject to transfer restrictions, and the shares held by employees are subject to a Numatics repurchase option. See "Compensation Committee Interlocks and Insider Participation" under item 11.

        The common stock of the Company was split on the basis of 125 shares for each issued and outstanding share effective May 15, 2000. In connection with the stock split, the authorized share capital was changed from the previously authorized 250,000 shares of common stock to 9,950,000 shares of common stock.

        No dividends have been paid on the common stock during the last two fiscal years. The senior loan agreement and the indenture governing the Series B Notes substantially limit the payment of future dividends on the common stock, and no such dividends are expected to be declared or paid for the foreseeable future.

        Information about securities authorized for issuance under equity compensation plans appears in Item 12 of this report.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31
                                                        2002          2001            2000             1999           1998
                                                     ------------------------------------------------------------------------
INCOME STATEMENT DATA
Net sales                                            $  112,240    $  113,563     $    145,861    $     140,120    $  139,415
Cost of products sold                                    69,558        70,528           92,328           87,686        87,956
                                                     ------------------------------------------------------------------------
Gross profit                                             42,682        43,035           53,533           52,434        51,459
Marketing, engineering, general and
 administrative expenses (1)                             26,230        27,428           34,350           31,843        30,771
Michigan single business tax (2)                            238           (62)             219              391          (609)
                                                     ------------------------------------------------------------------------
Operating income                                         16,214        15,669           18,964           20,200        21,297
Interest and other financing expenses                    18,265        16,345           16,819           16,062        15,927
Other expense (income)                                     (749)        1,176            1,729            1,732           236
                                                     ------------------------------------------------------------------------
Income (loss) before income taxes and
 extraordinary item                                      (1,302)       (1,852)             416            2,406         5,134
Income taxes (3)                                         (4,794)         (372)           1,075            1,520         2,283
                                                     ------------------------------------------------------------------------
Income (loss) before extraordinary
 item                                                    (6,096)       (1,480)            (659)             886         2,851
Extraordinary item, net of income tax(4)                      -          (304)               -                -        (4,918)
                                                     ------------------------------------------------------------------------
Net income (loss)
                                                     $   (6,096)   $   (1,784)    $       (659)             886    $   (2,067)
                                                     ========================================================================

                                                                               YEAR ENDED DECEMBER 31
                                                        2002          2001            2000             1999           1998
                                                     ------------------------------------------------------------------------
OTHER FINANCIAL DATA
Cash provided by operating activities                $    7,813    $    9,410     $      3,146    $       4,294    $    7,578
Cash used in investing activities                          (440)       (2,013)          (5,330)          (6,403)       (6,913)
Cash provided by (used in) financing
 activities                                              (7,674)       (6,785)           1,987            2,502          (139)
EBITDA (5)                                               21,904        21,095           25,320           26,036        26,137
Depreciation and amortization (1)                         5,452         5,488            6,137            5,444         5,449
Capital expenditures                                        452         1,972            5,588            6,407         6,605

BALANCE SHEET DATA
Working capital                                      $   38,630    $   41,337     $     44,283    $      41,161    $   37,724
Total assets                                             97,457       104,943          114,564          114,553       109,212
Total long-term debt                                    158,645       161,847          164,199          162,392       160,375
Total shareholders' deficit                             (88,711)      (78,737)         (74,850)         (73,894)      (75,292)
Common stock dividend                                         -             -                -                -         6,000

(1) On January 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis.

(2) The Michigan Single Business Tax is a state tax which is calculated based on operating activity and capital expenditure levels and is in lieu of a state income tax.

(3) For 2002, the Company's income tax expense included the creation of a valuation allowance on the Company's U.S. deferred tax assets of $5.3 million.

(4) For 2001, represents write off of deferred financing costs, net of $0.1 million tax. For 1998, represents $1.6 million (net of income taxes) write off of deferred financing costs, $2.1 million (net of income taxes) for the amortization of the previously unamortized discount on a series of subordinated notes that was prepaid during the year and $1.2 million (net of income taxes) for associated prepayment penalties.

(5) "EBITDA" represents the sum of operating income plus depreciation and amortization (less amortization of deferred financing costs) and Michigan Single Business Tax. Information regarding EBITDA is presented because management believes (i) it is a widely accepted financial indicator of a company's ability to incur and service debt, (ii) it reflects the non-cash effect on earnings of amortization and depreciation expense, and (iii) it is the basis on which compliance with certain of the financial covenants contained in the credit facility is principally determined. However, EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Also, the measure of EBITDA may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's financial statements and the notes thereto, included elsewhere in this report.

Overview

        The Company is a leading global manufacturer and marketer of pneumatic components. The Company's net sales are principally derived from the sale of its products worldwide to over 7,000 customers, including a network of over 125 distributors. In recent years, the Company has diversified its revenue base through its expanded product lines and an increase in its percentage of international sales. In the U.S., the Company's products are principally sold through a network of 50 distributors who purchase and stock Numatics' products. In non-U.S. markets, a majority of sales are derived from direct customers.

        The Company's cost of products sold consists primarily of raw materials, labor, manufacturing overhead and purchased product costs. The Company has generally had success in passing through price increases in raw materials to its customers, although there can be no assurance that it will be able to continue to do so.

Results of Operations

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Net Sales. The Company's net sales for 2002 decreased 1.2%, or $1.4 million, from $113.6 million in 2001 to $112.2 million in 2002 as a continued result of the recession and general economic slowdown, which began in the United States in the fourth quarter of 2000. Net sales in North America decreased 1.5%, or $1.3 million, while international sales increased 0.3%, or $0.1 million. For the year, Valves sales were down 0.5%, or $0.4 million, Motion Control sales were down 2.0%, or $0.5 million, and other sales were down 2.8%, or $0.5 million. Although the total year 2002 was down compared to 2001, the fourth quarter was 17.9% higher, with North American sales up 14.5% and International sales up 34.7%.

        Gross Profit. Gross profit for 2002 increased to 38.0% of net sales from 37.9% in 2001. The full-year effect of cost savings and containment programs implemented during 2001 in response to the economic downturn were responsible for the continued improvement in gross profit.

        Marketing, Engineering, General and Administrative. Marketing, engineering, general and administrative expenses decreased $1.2 million in 2002, ending the year at $26.2 million. This continued improvement resulted from the full-year's realization of cost savings begun during 2001 in response to the economic downturn, as well as the $0.5 million effect of not amortizing goodwill in 2002.

        Single Business Tax. Single business tax for 2002 was a charge of $0.2 million compared to a credit in 2001 of $0.1 million.

        Operating Income. Operating income in 2002 was $16.2 million, or 14.4% of sales, compared to $15.7 million, or 13.8% of sales, in 2001. Improved gross profit and lower marketing, engineering, general and administrative expenses (including the $0.5 million pre-tax effect of not amortizing goodwill in 2002), offset the lower sales levels, resulting in the incremental $0.5 million improvement in operating income.

        Interest and Other Financing Expenses. Interest expense increased $2.0 million from $16.3 million in 2001 to $18.3 million in 2002 as a result of the higher interest rates on the Company's senior debt and a $0.5 million increase in amortization of deferred financing costs.

        Other. Other income of $0.7 million in 2002 consisted primarily of unrealized foreign exchange gains, offset by minority interest and miscellaneous expense. Other expense in 2001 of $1.2 million was primarily unrealized and realized foreign exchange losses, coupled with minority interest and miscellaneous expense.

        Income Taxes. The Company's income tax expense in 2002 of $4.8 million included the recording of a valuation allowance on the Company's U.S. deferred tax assets of $5.3 million and was $5.2 million greater than the $0.4 million benefit recorded in 2001.

        Extraordinary Item. The write off of unamortized debt financing costs related to the refinancing of the Company's senior credit facility in 2001 resulted in an extraordinary expense of $0.3 million, net of $0.1 million in tax benefit.

        Net Loss. Due to the factors discussed above, net loss increased $4.3 million, to a loss of $6.1 million for 2002.

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

        Other. Other expense consisted primarily of unrealized foreign exchange gains and losses, along with minority interest. Expense in 2001 was $0.6 million lower than 2000.

        Income Taxes. The Company's income taxes at the statutory rate differed from its recorded income tax expense primarily due to international rate differences.

        Extraordinary Item. The write off of unamortized debt financing costs related to the refinancing of the Company's senior credit facility in November 2001 resulted in an extraordinary expense of $0.3 million, net of $0.1 million tax benefit.

        Net Loss. Due to the factors discussed above, net loss increased $1.1 million, to a loss of $1.8 million for 2001.

Liquidity and Capital Resources

        Working capital was $38.6 million at December 31, 2002, compared with $41.3 million at December 31, 2001. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

        Effective January 6, 2003, the Company entered into a new senior loan agreement with a group of lenders for which Foothill Capital Corporation acts as agent. The loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements and monthly reductions beginning April 1, 2003; (c) $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans that could be made during the next six months (all of which was drawn during late February and March of 2003), subject to conditions specified in the loan agreement, to provide additional funds in connection with repurchases of the Company's 9-5/8% senior subordinated notes. The term loans are payable in monthly installments of $114,583 beginning April 1, 2003. The Company repaid all of the indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital Strategies, Ltd. from proceeds of the initial borrowings under the new loan agreement.

        The new revolving credit and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The new revolving credit loans bear interest at variable rates based on prime or LIBOR, at the Company's election. The weighted average of the initial rates is approximately 5.31% per annum. $5,500,000 of the new term loans bears interest at the greater of prime plus 4% per annum or 9% per annum. The remaining $18,000,000 of the new term loan bears interest at the greater of prime plus 6% per annum or 11% per annum, plus 2% per annum which may be paid in kind at the Company's option. The additional $10,000,000 of term loans that could be made during the next six months bears interest at 13% per annum.

        The revolving credit facilities permit Numatics and its Canadian and Germany subsidiaries to borrow up to the lesser of the total amount of its respective revolving credit facility or a borrowing base computed as a percentage of inventory and accounts receivable. Management estimates that the borrowing base limitations would have limited the Company's total revolving credit availability to approximately $24.1 million as of January 31, 2003. All borrowings under the revolving credit facilities mature in January 2006. The term loans are payable in monthly installments of beginning April 2003, with total required principal payments of $1.0 million for 2003 and $1.4 million for 2004. The loan agreement includes certain financial and operating covenants, which among other things restrict the ability of the Company to incur additional indebtedness, make investments, and take other actions. The Company expects to be in compliance with its covenants through 2003.

Off Balance Sheet Arrangements and Aggregate Contractual Obligations

        Off balance sheet arrangements and aggregate contractual obligations for the Company as of December 31, 2002 were as follows:

                                                                         PAYMENTS DUE BY PERIOD
                                        ---------------------------------------------------------------------------------------
                                             TOTAL             2003            2004-2005         2006-2007        BEYOND 2007
Long-term debt                          $   158,644,843   $     2,083,842   $     4,531,639   $    27,071,615   $   124,957,747
Operating leases                              2,688,345         1,456,062           926,484           272,397            33,402

        The Company had no capital lease obligations, material purchase obligations or other long-term liabilities.

Significant Accounting Policies

        The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

        Long-Lived Assets. The Company evaluates its properties for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The recoverability estimates are based on the projected future cash flows expected to result from the use of the assets at various facilities. An impairment loss in measured as the amount by which the carrying amount of the assets exceeds the fair value.

        Goodwill is evaluated for impairment annually following the provisions of SFAS No. 142 whereby the fair values of the Company's reporting units are compared to their carrying amount, including goodwill.

        The Company periodically evaluates its other intangible assets for indicators of impairment in value. If impairment is indicated, the Company evaluates its related undiscounted cash flows and, if appropriate, revalues the asset based on its fair value.

        Pension and Other Postretirement Benefits. The Company maintains defined benefit pension plans on substantially all United States hourly employees and postretirement benefit plans for certain domestic employees. For financial reporting purposes, net periodic pension and other postretirement benefit costs are calculated based upon a number of actuarial assumptions including discount rate, rate of return on assets and certain demographic data. Each of these assumptions is based on Company judgment, considering all known trends and uncertainties. Any future changes to the discount rate will impact future net periodic pension expense. Actual asset returns for our pension plans significantly below our assumed rate of return would result in higher net periodic expense in future years. Actual annual rates of increase in costs of covered postretirement healthcare above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

        Income Taxes. The Company must provide an estimate of actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Based on known and projected earnings information and tax planning strategies, the Company must then assess the likelihood that the deferred tax assets, including net operating loss carryforwards, will be recovered. To the extent that the Company believes recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. For the period ended December 31, 2002 Numatics recorded a $5.3 million valuation allowance. In the event that actual results differ from the estimates or facts or circumstances change in future periods, the effects of these adjustments could materially impact the financial position and results of operations.

Other Matters

        As further discussed in item 11, under "Compensation Committee Interlocks and Insider Participation," Numatics, Mr. Welker, and all of the Company's other employee-shareholders are parties to an agreement under which the Company has the option, but not the obligation, to redeem the shares of any such shareholder upon the happening of certain events, including death, disability, or termination of employment. This agreement covers over 93.0% of the Numatics' shares currently outstanding. At December 31, 2002, the total redemption value of these optioned shares was $12.8 million. The indenture governing the Series B Notes and the senior loan agreement contain substantial limitations on Numatics' ability to redeem shares but permit redemptions, including limited cash redemptions, in certain cases. If one of the triggering events were to occur, the Numatics Board of Directors would decide whether to exercise the option based on the facts and circumstances existing at that time. In making such a determination, the Board could be expected to consider the following factors, among others: the limitations contained in the indenture and the senior loan agreement, the Company's ability to pay or finance the redemption price, the Company's other anticipated cash needs, and other then-existing business and economic conditions.

        Each of the management shareholders of certain Numatics subsidiaries (Numation, Numatech and the Company's subsidiary in Taiwan) is required to sell his subsidiary shares to Numatics (or the subsidiary) upon such shareholder's
(i) death, (ii) permanent
disability or (iii) termination of employment with the Company. The price to be paid by the Company for such shares will be determined by a formula based upon a multiple of earnings of the relevant subsidiary. The obligations of the Company to purchase such shares are not subject to any limitations. However, the payment of these amounts may be prohibited by the terms of the Series B Note indenture. Currently, the amounts that would be payable under these agreements are approximately $693,000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 2 to the consolidated financial statements filed with this Form 10-K as exhibit 99.1. Information with respect to the Company's level of business outside the United States that is subject to foreign currency exchange rate market risk is contained in Note 7 to those consolidated financial statements under the caption "Segment and Geographic Information." Those notes are hereby incorporated in this item by reference.

Interest Rate Risk

        The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company had total debt of $161.4 million at January 31, 2003, of which $43.3 million was variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase from the interest rates in effect as of January 31, 2003 and consistent levels of debt and cash, the estimated annual reduction in future earnings, before tax, would be approximately $ 0.8 million.

Foreign Currency Risk

        The Company mitigates its foreign currency exchange rate risk principally by establishing local production and sales facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments.

        As of December 31, 2002, the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $15.4 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.5 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The table that follows sets forth the name, age at December 31, 2002, and position with the Company of each person who currently is a Numatics director or an executive officer of the Company. Information concerning the business experience for at least the past five years of each of the persons named is provided after the table. All Numatics directors are elected for terms of one year and until their successors are elected and qualified.

             Name              Age                 Position
    ----------------------------------------------------------------------------
       John H. Welker           62      Chairman, President and Chief Executive
                                        Officer

       Robert P. Robeson        56      Vice President, Treasurer, Secretary and
                                        Chief Financial Officer

       David K. Dodds           54      Vice President--Sales & Marketing

       David M. Tenniswood      66      Director

       Albert A. Koch           60      Director

       John P. Musat            57      Director

       John J. Collins          51      Director

        John H. Welker has been with Numatics (and its predecessor) for a total of 37 years. He has been Numatics' Chairman of the Board, President, and CEO since 1990. He was President of Numatics' predecessor from 1983 until 1990 and prior to 1983 held a variety of management positions within that predecessor company. Mr. Welker is also a Director of Clarkston Financial Corporation.

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

        Albert A. Koch has been a Numatics Director since 1990. He is the Chairman of AlixPartners, LLC (formerly known as Jay Alix & Associates), where he has been since 1995. Prior to joining Jay Alix & Associates, he was a Managing Director of Equity Partners of America, Ltd. (investment banking and financial consulting).

        John P. Musat has been a Numatics Director since 1996. He is Vice President, Manufacturing Technology at Metaldyne Precision Forming (cold steel extruder) and has been with them since 1982.

        John J. Collins has been a Numatics Director since 2000. He is the Senior Vice President and General Counsel of Champion Enterprises, Inc. where he has been since 1997. Prior to joining Champion Enterprises, Inc. he was a Senior Principal and Managing Director of Miller, Canfield, Paddock and Stone, P.L.C. (law firm).

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Information

        The table that follows provides information for the Company's last three fiscal years concerning the compensation of John H. Welker, Numatics' CEO, and the two other individuals who were the highest paid executive officers of Numatics during 2002.

                           SUMMARY COMPENSATION TABLE
                                                    ANNUAL COMPENSATION (1)
  ------------------------------------------------------------------------------
        NAME AND PRINCIPAL                                         ALL OTHER
           POSITION            YEAR      SALARY       BONUS     COMPENSATION (2)
  John H. Welker,              2002   $  415,148   $        0   $         8,250
  Chairman,President and       2001      239,422            0             6,900
  CEO                          2000      351,020      125,250             6,500

  Robert P. Robeson, Vice      2002      142,785            0             7,106
  President, Treasurer, and    2001      137,490       45,639             6,900
  CFO                          2000      150,300       64,610             6,500

  David K. Dodds,              2002      132,687            0             6,900
  Vice President--Sales and    2001      127,624       44,027             6,900
  Marketing                    2000      139,460       59,233             6,500

(1) Does not include perquisites and other personal benefits provided to named executives, the incremental cost of which to the Company in each case was less than 10% of the pertinent executive's salary and bonus for the year.

(2) For each executive, includes a Company contribution of $4,250 in 2002 and $3,500 in 2001 and 2000 to the Company's defined contribution and employee savings plan and, in each year, a Company matching contribution to that plan based on the executive's contribution.

Welker Employment Agreement

        Numatics has an agreement with John Welker for his employment as CEO through December 31, 2003. Under this agreement, he is entitled to salary at specified rates ($410,000 for 2002, increasing to $440,000 for 2003), and to a cash performance bonus supplementing his salary determined pursuant to a formula based on the Company's operating performance relative to its operating budget. The agreement also contemplates that Numatics' Board of Directors annually will consider whether he should be paid a discretionary bonus, whether or not a performance bonus also is payable.

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

Deferred Compensation Plan

        Numatics has a "top-hat" non-qualified deferred compensation plan, under which a small group of management-level employees could become entitled to receive cash distributions if certain conditions are satisfied. In general, under the plan as currently in effect, if a plan participant's employment with the Company continues until his death, retirement at or after age 65, or disability (determined as specified in the plan), or if a participant remains in active Company service through the twelfth anniversary of the commencement of his employment, and his employment thereafter terminates other than in an Involuntary Discharge for Cause (as defined in the plan), which involuntary discharge would cause the forfeiture of his right to any distribution, then Numatics would become obligated to pay his distribution, without interest, in regular installments over a five-year period commencing within 60 days of his employment termination date. Similar five-year installment payment obligations also would arise under the plan with respect to all participants if Numatics elected to terminate the plan or if a Company Change in Control (as defined in the plan) should occur.

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

        During 2000, Numatics issued three of its non-employee directors options to purchase shares of Numatics common stock for $17.50 per share. Messrs. Tenniswood and Koch were each issued options to purchase 6,000 shares; Mr. Musat was issued options to purchase 3,000 shares. Each option is currently exercisable with respect to 60% of the covered shares and will become exercisable as to an additional 20% each year for the next two years if the holder continues to be a director. As a condition to exercising an option, the director will be required to enter into a stock transfer agreement that will, among other things, restrict the transfer of the purchased shares, give Mr. Welker the right to vote them, give the Company the right to repurchase them in certain events (including the death or resignation of the director), and give the director the right to sell them to the Company (subject to certain limitations and in any event only if the Board of directors determines that the purchase would be in the Company's best interest). Repurchases under the stock transfer agreement would be at a formula price based on the Company's operating income for its most recently completed twelve-month period. None of the options has been exercised.

        Employee directors are not paid any additional compensation for Board service.

Compensation Committee Interlocks and Insider Participation

        All decisions concerning the 2002 compensation of the Company's executive officers were reviewed by the Numatics Board of Directors. Except as described below, no current or former officer and no current employee of Numatics or of any of its subsidiaries participated in deliberations of the Board concerning executive compensation during 2002.

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

        The Company employs Mr. Jeffrey Welker, son of John Welker, as Application Engineer. His total 2002 compensation was $65,606.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

        The Numatics, Incorporated Incentive Plan is a stock option plan adopted by the board of directors in 2000 for the purpose of providing incentive compensation to certain directors, key executives, and employees of the Company based on their contributions to long-term growth and profitability. The plan provides for the issuance of "non-qualified" stock options (i.e., options that are not intended to qualify for the special treatment provided for in Section 422 of the Internal Revenue Code) to employees and non-employee directors selected by a committee designated by the board. Subject to the terms of the plan, the committee has authority to establish the amount and other terms and conditions of each option granted. The plan provides that, unless the committee specifies a higher price at the time of grant, the per share exercise price of each option will be the value (determined pursuant to a formula specified in the plan) of a share of Numatics stock on a date determined by the committee. The plan authorizes the issuance of options covering a maximum of 200,000 shares, subject to adjustment for splits, reverse splits, and other changes in capital structure. Shares covered by options that expire or are terminated for any reason become eligible for issuance under future option grants. The following table provides information about outstanding options and shares remaining available for future issuance under the plan, which is the Company's only equity compensation plan.

                           EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------
PLAN CATEGORY             NUMBER OF SECURITIES      WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                          TO BE ISSUED UPON         EXERCISE PRICE OF       REMAINING AVAILABLE
                          EXERCISE OF               OUTSTANDING OPTIONS,    FOR FUTURE ISSUANCE
                          OUTSTANDING OPTIONS,      WARRANTS, AND RIGHTS    UNDER EQUITY
                          WARRANTS, AND RIGHTS                              COMPENSATION PLANS
                                                                            (EXCLUDING SECURITIES
                                                                            REFLECTED IN COLUMN
                                                                            (a))
---------------------------------------------------------------------------------------------------
                                 (a)                      (b)                        (c)
---------------------------------------------------------------------------------------------------
Equity compensation
plans approved by             66,000 shares       $   17.50 per share          134,000 shares
shareholders
---------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by             -0-                (not applicable)                -0-
shareholders
---------------------------------------------------------------------------------------------------
         Total                66,000 shares       $   17.50 per share          134,000 shares
---------------------------------------------------------------------------------------------------

Over 5% Owners

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

       NAME OF BENEFICIAL OWNER                SHARES OWNED    PERCENTAGE OWNED
       ------------------------------------------------------------------------
       John H. Welker (1)                      2,237,660.00              93.34%
       Robert P. Robeson                          78,391.25               3.27%
       David K. Dodds                            112,881.25               4.71%
       David M. Tenniswood                                0                  --
       Albert A. Koch                                     0                  --
       John P. Musat                                      0                  --
       John J. Collins                                    0                  --
       All directors and executive officers    2,237,660.00              93.34%
       as a group (7 persons) (1)

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

ITEM 14.   CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. (All contained in Exhibit 99.1 to this report. Page numbers shown below.)

                        Consolidated Financial Statements
                             Numatics, Incorporated
                  Years ended December 31, 2002, 2001, and 2000
                       with Report of Independent Auditors

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

     2. Financial Statement Schedule.

           Schedule II - Valuation and Qualifying Accounts
           (found at page F-1 of this report)

     3. Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference:

Exhibit No            Description
--------------------------------------------------------------------------------

(e)  3.1.1      Article of Incorporation of Numatics, as amended

(a)  3.1.2      Bylaws of Numatics

(a)  3.2.1      Articles of Incorporation of Numation, Inc., as amended

(a)  3.2.2      Bylaws of Numation, Inc., as amended

(a)  3.3.1      Articles of Incorporation of Numatech, Inc., as amended

(a)  3.3.2      Bylaws of Numatech, Inc., as amended

(a)  3.4.1      Articles of Incorporation of Micro-Filtration, Inc. as amended

(a)  3.4.2      Bylaws of Micro-Filtration, Inc., as amended

(a)  3.5.1      Articles of Incorporation of Ultra Air Products, Inc. as amended

(a)  3.5.2      Bylaws of Ultra Air Products, Inc., as amended

(a)  3.6.1      Articles of Incorporation of Microsmith, Inc., as amended

(a)  3.6.2      Bylaws of Microsmith, Inc., as amended

(a)  3.7.1      Articles of Incorporation of I.A.E. Incorporated

(a)  3.7.2      Bylaws of I.A.E. Incorporated

(a)  4.1.1      Indenture, dated as of March 23, 1998, among Numatics, the
                Guarantors identified there, and First Trust National
                Association, as trustee

(a)  4.1.2      Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors identified in Indenture)

(a)  4.1.3      Supplemental Indenture, dated as of January 25, 1999, by which
                Empire Air Systems, Inc. became a Guarantor

(f)  4.2        Loan and Security Agreement dated as of January 6, 2003 among
                Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent (exhibits and schedules omitted)

(a)  10.1.1     Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a)  10.1.2     Numatics, Incorporated Tag-Along and Drag-Along Agreement, dated
                January 3, 1996, among Numatics, Harvard Private Capital
                Holdings, and shareholders of Numatics

(a)  10.1.3     Registration Agreement, dated as of January 3, 1996, between
                Numatics and Harvard Private Capital Holdings

(a)  10.1.4     Form of Guaranty Agreement between Harvard Private Capital
                Holdings
                and I.A.E. Incorporated, dated as of March 23, 1998 (Each of the other guarantors has executed an Amended and Restated Guaranty
                Agreement in substantially the same form.)

(a)  10.1.5     Agreement, dated as of March 23, 1998, between Numatics and
                Harvard Private Capital Holdings

(a)  10.2.1     Amended and Restated Stock Transfer Agreement, dated
                December 28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995, David K. Dodds, Donald E. McGeachy, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd
                March 10, 1993, Robert P. Robeson, John A. Acuff,
                Bruce W. Hoppe, David King, and Philip Robinson

(b)  10.2.2     First Amendment, dated June 30, 1998, to Amended and Restated
                Stock Transfer Agreement

(a)  10.3       Voting Agreement, dated as November 29, 1990, among Numatics
                (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

(a)  10.4       Employment Agreement, dated January 3, 1996, between Numatics and John H. Welker**

(a)  10.5       Numatics, Incorporated Amended and Restated Deferred
                Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

(d)  10.6.1     Numatics, Incorporated Incentive Plan adopted June 29, 2000**

(d)  10.6.2     Form of Stock Transfer Agreement referred to in Incentive Plan**

 21.1           List of subsidiaries of Numatics

 99.1 Consolidated Financial Statements--Numatics, Incorporated--Years ended December 31, 2002, 2001 and 2000 with Report of Independent Auditors

 99.2           Certification of Chief Executive Officer

 99.3           Certification of Chief Financial Officer

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

(b) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)

(c) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

(d) Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)

(e) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-51355)

(f) Incorporated by reference to exhibit to Form 8-K filed on January 15, 2003 (File No. 333-51355)

**      Indicates contract or compensatory plan or arrangement with one or more
       Numatics executive officers and/or directors

     (b)  Reports on Form 8-K.

            On January 15, 2003 the Company filed with the Securities and Exchange Commission a Form 8-K, dated December 26, 2002, reporting the successful refinancing of the Company's credit facility.

                 SCHEDULE II - Valuation and Qualifying Accounts
                                 (in thousands)

                COLUMN A                                 COLUMN B          COLUMN C          COLUMN D              COLUMN E
     ---------------------------------------------   ---------------   ---------------   ---------------       ---------------
                                                                          ADDITION
                                                        BALANCE AT        CHARGED TO                              BALANCE AT
                                                       BEGINNING OF       COSTS AND        DEDUCTIONS -             END OF
               DESCRIPTION                               PERIOD           EXPENSES           DESCRIBE               PERIOD
     -------------------------------------------------------------------------------------------------------------------------
     Year ended December 31, 2002
       Accounts receivable allowance                 $           436   $           225   $           216(1)    $           445
       Inventory reserve                                       1,081               159               276(2)                964
       Deferred tax asset valuation allowance                      -             5,299(3)              -                 5,299

     Year ended December 31, 2001
       Accounts receivable allowance                             177               446               187(1)                436
       Inventory reserve                                         498               583                 -(2)              1,081
       Deferred tax asset valuation allowance                      -                 -                 -                     -

     Year ended December 31, 2000
       Accounts receivable allowance                             185                50                58(1)                177
       Inventory reserve                                         576                 -                78(2)                498
       Deferred tax asset valuation allowance                    118                 -               118(4)                  -

(1)  Uncollectible accounts charged off net of recoveries

(2) Reduction in inventory reserves for inventory disposed of during the year and allowance for valuation changes

(3) Based on an analysis of both positive and negative evidence, including a three-year cumulative tax loss from its U.S. operations, the Company recorded a $5.3 million valuation allowance against the deferred tax asset.

(4)  Utilization of foreign net operating loss carry-forwards.

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

        Date:  March 27, 2003

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                CAPACITY                                    DATE
/s/ John H. Welker                  President and Chief Executive               March 27, 2003
----------------------------        Officer and Director
    John H. Welker

/s/ Robert P. Robeson               Vice President, Treasurer and               March 27, 2003
----------------------------        Chief Financial Officer (also
    Robert P. Robeson               principal accounting officer)

/s/ David M. Tenniswood             Director                                    March 27, 2003
----------------------------
    David M. Tenniswood

/s/ Albert A. Koch                  Director                                    March 27, 2003
----------------------------
    Albert A. Koch

/s/ John P. Musat                   Director                                    March 27, 2003
----------------------------
    John P. Musat

/s/ John J. Collins                 Director                                    March 27, 2003
----------------------------
    John J. Collins

                                  CERTIFICATION

I, John H. Welker, certify that:

     1. I have reviewed this annual report on Form 10-K of Numatics, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ John H. Welker
-----------------------------------
John H. Welker,

Chief Executive Officer

                                  CERTIFICATION

I, Robert P. Robeson, certify that:

     1. I have reviewed this annual report on Form 10-K of Numatics, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ Robert P. Robeson
-----------------------------------
Robert P. Robeson,

Chief Financial Officer

                                  Exhibit Index

EXHIBIT NO      DESCRIPTION
--------------------------------------------------------------------------------

(e)  3.1.1      Article of Incorporation of Numatics, as amended

(a)  3.1.2      Bylaws of Numatics

(a)  3.2.1      Articles of Incorporation of Numation, Inc., as amended

(a)  3.2.2      Bylaws of Numation, Inc., as amended

(a)  3.3.1      Articles of Incorporation of Numatech, Inc., as amended

(a)  3.3.2      Bylaws of Numatech, Inc., as amended

(a)  3.4.1      Articles of Incorporation of Micro-Filtration, Inc. as amended

(a)  3.4.2      Bylaws of Micro-Filtration, Inc., as amended

(a)  3.5.1      Articles of Incorporation of Ultra Air Products, Inc. as amended

(a)  3.5.2      Bylaws of Ultra Air Products, Inc., as amended

(a)  3.6.1      Articles of Incorporation of Microsmith, Inc., as amended

(a)  3.6.2      Bylaws of Microsmith, Inc., as amended

(a)  3.7.1      Articles of Incorporation of I.A.E. Incorporated

(a)  3.7.2      Bylaws of I.A.E. Incorporated

(a)  4.1.1      Indenture, dated as of March 23, 1998, among Numatics, the
                Guarantors identified there, and First Trust National
                Association, as trustee

(a)  4.1.2      Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors identified in Indenture)

(a)  4.1.3      Supplemental Indenture, dated as of January 25, 1999, by which
                Empire Air Systems, Inc. became a Guarantor

(f)  4.2        Loan and Security Agreement dated as of January 6, 2003 among
                Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent (exhibits and schedules omitted)

(a)  10.1.1     Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a)  10.1.2     Numatics, Incorporated Tag-Along and Drag-Along Agreement, dated
                January 3, 1996, among Numatics, Harvard Private Capital
                Holdings, and shareholders of Numatics

(a)  10.1.3     Registration Agreement, dated as of January 3, 1996, between
                Numatics and Harvard Private Capital Holdings

(a)  10.1.4     Form of Guaranty Agreement between Harvard Private Capital
                Holdings and I.A.E. Incorporated, dated as of March 23, 1998
                (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

(a)  10.1.5     Agreement, dated as of March 23, 1998, between Numatics and
                Harvard Private Capital Holdings

(a)  10.2.1     Amended and Restated Stock Transfer Agreement, dated
                December 28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995, David K. Dodds, Donald E. McGeachy, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd
                March 10, 1993, Robert P. Robeson, John A. Acuff,
                Bruce W. Hoppe, David King, and Philip Robinson

(b)  10.2.2     First Amendment, dated June 30, 1998, to Amended and Restated
                Stock Transfer Agreement

(a)  10.3       Voting Agreement, dated as November 29, 1990, among Numatics
                (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

(a)  10.4       Employment Agreement, dated January 3, 1996, between Numatics and John H. Welker**

(a)  10.5       Numatics, Incorporated Amended and Restated Deferred
                Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

(d)  10.6.1     Numatics, Incorporated Incentive Plan adopted June 29, 2000**

(d)  10.6.2     Form of Stock Transfer Agreement referred to in Incentive Plan**

 21.1           List of subsidiaries of Numatics

 99.1 Consolidated Financial Statements--Numatics, Incorporated--Years ended December 31, 2002, 2001 and 2000 with Report of Independent Auditors

 99.2           Certification of Chief Executive Officer

 99.3           Certification of Chief Financial Officer

(a) Incorporated by reference to exhibit to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)

(b) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)

(c) Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

(d) Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)

(e) Incorporated by reference to exhibit to Form 8-K filed on January 15, 2003 (File No. 333-51355)

**      Indicates contract or compensatory plan or arrangement with one or more
       Numatics executive officers and/or directors