Form 10-Q
period 2003-03-31
NUMATICS INC
filed 2003-05-14
CIK 1007298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 333-51355

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

                                Yes [X]  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ___  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Common Stock - 2,397,235 shares as of May 14, 2003

                                      INDEX

                     NUMATICS, INCORPORATED AND SUBSIDIARIES

 PAGE NO.                                DESCRIPTION
--------------------------------------------------------------------------------

    1       PART I.   FINANCIAL INFORMATION

    1         Item 1   Consolidated Condensed Financial Statements (Unaudited)

    5                  Notes to Consolidated Condensed Financial Statements
                        (Unaudited)

   14         Item 2   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

   16         Item 3   Quantitative and Qualitative Disclosures About Market
                        Risk

   16         Item 4   Controls and Procedures

   17       PART II.  OTHER INFORMATION

   17         Item 4   Submission of Matters to a Vote of Security Holders

   17         Item 6   Exhibits and Reports on Form 8-K

   17                  Signatures

   18                  Certifications

PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NUMATICS, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                              (Unaudited)
                                                                           Three Months Ended
                                                                                March 31
                                                                  -----------------------------------
                                                                        2003               2002
                                                                  ----------------   ----------------
Net sales                                                         $     29,531,254   $     26,815,162

Costs and expenses:
        Costs of products sold                                          18,484,935         16,363,461
        Marketing, engineering, general and administrative               7,019,790          6,126,169
        Single business tax                                                 82,662             79,959
                                                                  ----------------   ----------------

Operating income                                                         3,943,867          4,245,573

Other expenses
        Interest and other financing expenses                            4,167,444          4,557,032
        Net gain on early extinguishment of debt and repurchase
         of notes                                                       (2,153,049)                 -
        Other                                                              (29,106)           681,512
                                                                  ----------------   ----------------

Income (loss) before income taxes                                        1,958,578           (992,971)

Income taxes                                                               199,663           (178,423)
                                                                  ----------------   ----------------

Net income (loss)                                                 $      1,758,915   $       (814,548)
                                                                  ================   ================

See accompanying notes.

NUMATICS, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             (Unaudited)
                                                               March 31          December 31
                                                                 2003               2002
                                                           ----------------   ----------------
                         ASSETS
Current assets:
   Cash and equivalents                                    $      2,418,468   $      1,316,250
   Accounts receivable                                           19,121,691         18,537,257
   Inventories                                                   32,264,893         32,714,582
   Income tax receivable                                             44,349             63,617
   Deferred income taxes                                            131,293            126,485
   Other current assets                                           2,733,873          2,890,208
                                                           ----------------   ----------------
      Total current assets                                       56,714,567         55,648,399
Other assets:
   Goodwill, net of accumulated amortization                      5,231,760          5,098,954
   Debt issuance costs, net of accumulated amortization           5,489,845          5,745,140
   Deferred income taxes                                            184,141            177,400
   Investment in unconsolidated affiliates                        2,242,811          2,231,664
   Other                                                            667,617            689,333
                                                           ----------------   ----------------
                                                                 13,816,174         13,942,491
Properties:
   Land                                                           1,336,960          1,321,309
   Buildings and improvements                                    15,653,981         15,497,297
   Machinery and equipment                                       56,169,483         55,607,088
                                                           ----------------   ----------------
                                                                 73,160,424         72,425,694
   Less accumulated depreciation                                (45,986,466)       (44,559,695)
                                                           ----------------   ----------------
                                                                 27,173,958         27,865,999
                                                           ----------------   ----------------
                                                           $     97,704,699   $     97,456,889
                                                           ================   ================

NUMATICS, INCORPORATED
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                                                                 (Unaudited)
                                                                   March 31          December 31
                                                                     2003               2002
                                                               ----------------   ----------------
          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable trade                                      $      7,268,069   $      5,981,993
   Accrued interest                                                   5,270,588          3,293,571
   Other accrued expenses                                             1,631,363          1,325,700
   Compensation and employee benefits                                 2,558,368          3,452,685
   Income and single business tax                                       681,544            880,168
   Current portion of long term debt                                  3,317,885          2,083,842
                                                               ----------------   ----------------
      Total current liabilities                                      20,727,817         17,017,959

Long term debt, less current portion                                151,061,962        156,561,001
Deferred retirement benefits                                         11,597,614         11,358,111
Deferred income taxes                                                   246,603            743,294

Minority interest in subsidiaries (redeemable at $720,821
 in 2003 and $692,993 in 2002 upon the happening of certain
 events outside the control of the Company)                             516,793            487,668

Stockholders' Deficiency:
Common stock $.01 par value, 9,950,000 shares
 authorized; 2,397,235 shares outstanding and related
 additional paid in capital                                           4,602,151          4,602,151
Treasury stock, 262,340 shares                                       (3,347,280)        (3,347,280)
Accumulated deficiency                                              (84,993,585)       (86,752,500)
Accumulated other comprehensive loss                                 (2,707,376)        (3,213,515)
                                                               ----------------   ----------------
                                                                    (86,446,090)       (88,711,144)
                                                               ----------------   ----------------
                                                               $     97,704,699   $     97,456,889
                                                               ================   ================

See accompanying notes.

NUMATICS, INCORPORATED
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                        (Unaudited)
                                                                     Three Months Ended
                                                                          March 31
                                                            -----------------------------------
                                                                 2003               2002
                                                            ----------------   ----------------
OPERATING ACTIVITIES
Net income (loss)                                           $      1,758,915   $       (814,548)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation                                                  1,195,209          1,256,760
     Amortization                                                    306,239            297,384
     Early extinguishment of debt                                  2,883,619                  -
     Gain on repurchase of senior subordinated notes              (5,801,668)                 -
     Minority interest in subsidiary earnings                         29,125             18,877
     Deferred taxes                                                        -            109,038
     Deferred retirement benefits                                    239,503            251,069
     Unrealized foreign currency losses                              677,201            476,695
     Changes in operating assets and liabilities:
        Trade receivables                                           (295,447)        (1,359,012)
        Inventories                                                  836,882           (217,198)
        Other current assets                                         (64,505)           (27,300)
        Accounts payable and accrued expenses                      2,676,910          3,008,029
        Compensation and employee benefits                          (766,679)          (204,304)
        Income and single business taxes                             239,521           (434,790)
                                                            ----------------   ----------------
Net cash provided by operating activities                          3,914,825          2,360,700

INVESTING ACTIVITIES
Capital expenditures                                                (309,684)          (191,198)
Other investments                                                     20,778                  -
                                                            ----------------   ----------------
Net cash used in investing activities                               (288,906)          (191,198)

FINANCING ACTIVITIES
Debt proceeds (repayments)                                        48,500,327         (2,855,638)
Prior debt repayments                                            (38,135,595)                 -
Repurchase of senior subordinated notes                           (8,870,225)                 -
Debt issuance costs                                               (3,200,376)           (76,204)
                                                            ----------------   ----------------
Net cash used in financing activities                             (1,705,869)        (2,931,842)
Effect of exchange rate changes on cash                             (817,832)          (232,309)
                                                            ----------------   ----------------
Net increase (decrease) in cash and equivalents                    1,102,218           (994,649)
Cash and equivalents at beginning of period                        1,316,250          1,895,027
                                                            ----------------   ----------------
Cash and equivalents at end of period                       $      2,418,468   $        900,378
                                                            ================   ================

See accompanying notes.

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 2002.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123" was issued. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plan. Accordingly, no compensation expense has been recognized for the stock option plan. The following table reflects pro-forma financial results, had compensation expense been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123.

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

1.      BASIS OF PRESENTATION (continued)

                                                                                (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31
                                                                           2003              2002
                                                                     ---------------------------------
       Net income (loss) as reported                                 $     1,758,915   $      (814,548)
       Deduct: Total stock-based employee compensation expense
        determined under the fair-value based method of accounting           (14,000)          (14,000)
                                                                     ---------------------------------
       Pro-forma net income (loss)                                   $     1,744,915   $      (828,548)
                                                                     =================================

2.      COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for three-month periods ended March 31, 2003 and 2002 are as follows:

                                                          Three Months Ended
                                                               March 31
                                                ----------------------------------
                                                      2003               2002
                                                ----------------   ---------------
              Net income (loss)                 $      1,758,915   $      (814,548)
              Foreign currency translation
               adjustments                               506,139            16,476
                                                ----------------   ---------------
                                                $      2,265,054   $      (798,072)
                                                ================   ===============

The components of accumulated other comprehensive loss at March 31, 2003 and December 31, 2002 are as follows:

                                                 March 31, 2003    December 31, 2002
                                                ----------------   -----------------
              Foreign currency translation
               adjustments                      $       (546,389)  $      (1,052,528)
              Minimum pension liability               (2,160,987)         (2,160,987)
                                                ----------------   -----------------
                                                $     (2,707,376)  $      (3,213,515)
                                                ================   =================

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

3.      LONG-TERM DEBT

Effective January 6, 2003, the Company entered into a new senior loan agreement with a group of lenders for which Foothill Capital Corporation acts as agent. The new loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements and monthly reductions of $125,000 beginning April 1, 2003; (c) $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans that could be made during the next six months, subject to conditions specified in the loan agreement, to provide additional funds in connection with repurchases of the Company's 9-5/8% senior subordinated notes. The term loans are payable in monthly installments of $114,583 beginning April 1, 2003. The Company repaid all of the indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital Strategies, Ltd. from proceeds of the initial borrowings under the new loan agreement, and as a result recorded net charges related to the write-off of deferred financing costs for its old senior debt and early termination fees of $3,483,619.

The new revolving credit and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The new revolving credit loans bear interest at variable rates based on prime or LIBOR, at the Company's election. The weighted average of the initial rates for the revolving credit facility is approximately 5.31% per annum. $5,500,000 of the new term loans bear interest at the greater of prime plus 4% per annum or 9% per annum. The remaining $18,000,000 of the new term loans bear interest at the greater of prime plus 6% per annum or 11% per annum, plus 2% per annum which may be paid in kind at the Company's option. An additional $10,000,000 of term loans that could be made during the next six months, subject to conditions specified in the loan agreement, to provide additional funds in connection with repurchases of the Company's 9-5/8% senior subordinated notes, bear interest at 13% per annum.

On February 26, 2003, the Company entered into agreements to repurchase $9,730,000 face amount of its 9-5/8% senior subordinated notes for a total purchase price of $5,667,725 and on March 25, 2003, the Company entered into an agreement to repurchase $5,250,000 face amount of its 9-5/8% senior subordinated notes for a total purchase price of $3,202,500, resulting in a net gain of $5,636,668, net of costs and the write-off of deferred financing fees of $473,107.

The Company's long-term debt as of March 31, 2003 and December 31, 2002 consisted of the following:

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

3.      LONG-TERM DEBT (continued)

                                                                             MARCH 31, 2003     DECEMBER 31, 2002
                                                                           ---------------------------------------
Senior subordinated notes due in 2008 bearing interest at 9.625%           $      100,020,000   $      115,000,000
Term loans payable in minimum monthly installments of $119,250 plus interest at the greater of prime plus 6.5% or 12% (12%
 at December 31, 2002), due in 2006                                                         -           12,202,479
Term loans payable with no principal installments and interest at
 19%, due in 2006                                                                           -           17,000,000
Term loans payable in minimum monthly installments of $114,583 beginning April 1, 2003 plus interest at the greater of prime
 plus 4% or 9% (5.25% at March 31, 2003), due in 2006                               5,500,000                    -
Term loans payable with no principal installments and interest at the greater of prime plus 6% or 11%, plus 2% PIK (13% at March 31,2003),
 due in 2006                                                                       18,000,000                    -
Term loans payable with no principal installments and interest at
 13%, due in 2006                                                                   9,970,225                    -
Revolving notes payable, bearing interest at prime (4.25% at
 December 31, 2002), due in 2004                                                            -            8,757,747
Revolving notes payable, bearing interest at prime plus 1% (5.25%
 at March 31, 2003), due in 2006                                                    8,017,210                    -
Revolving notes payable, subject to monthly reductions of
 $125,000 beginning April 1, 2003, bearing interest at prime
 plus 1.25% (5.5% at March 31, 2003), due in 2006                                   7,500,000                    -
Williamston County Tennessee Industrial Revenue Bond with no principal installments, bearing interest at prime plus 2.5% (6.75% at March 31,
 2003), due in 2011                                                                 2,300,000            2,300,000
Other                                                                               3,072,412            3,384,617
                                                                           ---------------------------------------
                                                                           $      154,379,847   $      158,644,843
Less current maturities                                                             3,317,885            2,083,842
                                                                           ---------------------------------------
Long-term debt                                                             $      151,061,962   $      156,561,001
                                                                           =======================================

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

4.      INCOME TAXES

For the period ended March 31, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net benefit of $178,423. During 2003, the Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for the period of $199,663.

5.      SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments' accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

                                         Three Months Ended March 31
                                            2003             2002
                                       -------------------------------
      Net sales:
            North America              $   23,972,083   $   22,273,071
            International                   5,559,171        4,542,091
                                       -------------------------------
                                       $   29,531,254   $   26,815,162
                                       ===============================

                                        Three Months Ended March 31
                                            2003            2002
                                       -----------------------------
      Operating income:
            North America              $   3,570,063   $   3,814,556
            International                    373,804         431,017
                                       -----------------------------
                                       $   3,943,867   $   4,245,573
                                       =============================

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

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

The following supplemental consolidating condensed financial statements present:

1. Consolidating condensed balance sheets as of March 31, 2003 and December 31, 2002 and consolidating condensed statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

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

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

6.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                                  BALANCE SHEET
                                 MARCH 31, 2003

                                                                             NON-
                                                           GUARANTOR       GUARANTOR
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        -------------------------------------------------------------------------------
Trade receivables                       $    8,921,888   $  1,877,964   $    8,321,839   $            -   $  19,121,691
Inventories                                 17,803,497      4,865,506       10,569,890         (974,000)     32,264,893
Other                                        2,986,825        155,533        2,185,625                -       5,327,983
                                        -------------------------------------------------------------------------------
Total current assets                        29,712,210      6,899,003       21,077,354         (974,000)     56,714,567
Goodwill, net of accumulated
 amortization                                1,248,777              -        2,857,138        1,125,845       5,231,760
Other                                       17,636,739         40,573          987,038      (10,079,936)      8,584,414
Intercompany amounts                        16,178,589      2,054,963        5,506,791      (23,740,343)              -
Property, plant and equipment, net of
 accumulated depreciation                   21,678,140        903,546        4,592,272                -      27,173,958
                                        -------------------------------------------------------------------------------
                                        $   86,454,455   $  9,898,085   $   35,020,593   $  (33,668,434)  $  97,704,699
                                        ===============================================================================

Accounts payable and accrued expenses   $    9,686,877   $    798,619   $    3,684,524   $            -   $  14,170,020
Compensation and employee benefits           1,122,871        116,250        1,319,247                -       2,558,368
Current portion of long-term debt            3,226,158         78,803           12,924                -       3,317,885
Other                                          125,509        (50,990)         607,025                -         681,544
                                        -------------------------------------------------------------------------------
Total current liabilities                   14,161,415        942,682        5,623,720                -      20,727,817
Long-term debt less current portion        142,534,640              -        8,527,322                -     151,061,962
Other                                       11,597,614              -          246,603          516,793      12,361,010
Intercompany amounts                         7,051,675      4,579,596       12,109,072      (23,740,343)              -
Stockholders' deficiency                   (88,890,889)     4,375,807        8,513,876      (10,444,884)    (86,446,090)
                                        -------------------------------------------------------------------------------
                                        $   86,454,455   $  9,898,085   $   35,020,593   $  (33,668,434)  $  97,704,699
                                        ===============================================================================

                                DECEMBER 31, 2002

                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        -------------------------------------------------------------------------------
Trade receivables                       $    8,930,549   $  1,660,527   $    7,946,181   $            -   $  18,537,257
Inventories                                 18,222,807      4,834,926       10,623,849         (967,000)     32,714,582
Other                                        2,091,702        171,344        2,133,514                -       4,396,560
                                        -------------------------------------------------------------------------------
Total current assets                        29,245,058      6,666,797       20,703,544         (967,000)     55,648,399
Goodwill, net of accumulated
 amortization                                1,248,777              -        2,724,332        1,125,845       5,098,954
Other                                       20,270,566         40,572          611,475      (12,079,076)      8,843,537
Intercompany amounts                        18,841,713      1,770,711        8,010,748      (28,623,172)              -
Property, plant and equipment, net of
 accumulated depreciation                   22,442,827        914,736        4,508,436                -      27,865,999
                                        -------------------------------------------------------------------------------
                                        $   92,048,941   $  9,392,816   $   36,558,535   $ (40,543,403)   $  97,456,889
                                        ===============================================================================

Accounts payable and accrued expenses   $    6,824,958   $    653,508   $    3,122,798   $            -   $  10,601,264
Compensation and employee benefits           1,903,535        208,786        1,340,364                -       3,452,685
Current portion of long-term debt            1,713,401         78,804          291,637                -       2,083,842
Other                                          384,955        (76,310)         571,523                -         880,168
                                        -------------------------------------------------------------------------------
Total current liabilities                   10,826,849        864,788        5,326,322                -      17,017,959
Long-term debt less current portion        153,545,590         39,401        2,976,010                -     156,561,001
Other                                       11,358,111              -          743,294          487,668      12,589,073
Intercompany amounts                         7,256,719      4,344,375       17,022,078      (28,623,172)              -
Stockholders' deficiency                   (90,938,328)     4,144,252       10,490,831      (12,407,899)    (88,711,144)
                                        -------------------------------------------------------------------------------
                                        $   92,048,941   $  9,392,816   $   36,558,535   $  (40,543,403)  $  97,456,889
                                        ===============================================================================

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

6.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                        -------------------------------------------------------------------------------
Net sales                               $   19,360,358   $  3,709,903   $   12,311,993   $   (5,851,000)  $  29,531,254
Costs and expenses                          16,457,666      3,460,079       11,513,642       (5,844,000)     25,587,387
                                        -------------------------------------------------------------------------------
Operating income                             2,902,692        249,824          798,351           (7,000)      3,943,867
Interest and other                             608,675         18,265          265,814        1,292,198       2,184,952
                                        -------------------------------------------------------------------------------
Net income                              $    2,294,017   $    231,559   $      532,537   $   (1,299,198)  $   1,758,915
                                        ===============================================================================

                        THREE MONTHS ENDED MARCH 31, 2002

                                                                             NON-
                                                           GUARANTOR      GUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                        -------------------------------------------------------------------------------
Net sales                               $   18,588,250   $  3,351,438   $   10,530,474   $   (5,655,000)  $  26,815,162
Costs and expenses                          15,402,517      3,179,677        9,655,395       (5,668,000)     22,569,589
                                        -------------------------------------------------------------------------------
Operating income                             3,185,733        171,761          875,079           13,000       4,245,573
Interest and other                           4,147,635         71,628          821,981           18,877       5,060,121
                                        -------------------------------------------------------------------------------
Net income (loss)                       $     (961,902)  $    100,133   $       53,098   $       (5,877)  $    (814,548)
                                        ===============================================================================

NUMATICS, INCORPORATED
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

6.      GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                                                NON-
                                                             GUARANTOR       GUARANTOR
                                             PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                         ----------------------------------------------------------------------------------
Net cash provided by operating
 activities                              $    3,219,127   $      129,206   $    1,582,987   $   (1,016,495)  $    3,914,825

Cash flows from investing activities:
   Capital expenditures                        (224,646)         (44,213)         (40,825)               -         (309,684)
   Other investments                          1,999,140                -       (2,994,857)       1,016,495           20,778
                                         ----------------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                         1,774,494          (44,213)      (3,035,682)       1,016,495         (288,906)

Cash flows from financing activities:
   Debt proceeds (repayments)                40,224,849          (39,402)       8,314,880                -       48,500,327
   Prior debt repayments                    (34,743,042)               -       (3,392,553)               -      (38,135,595)
   Debt issuance costs                       (2,830,140)               -         (370,236)               -       (3,200,376)
   Repurchase of senior subordinated
    notes                                    (8,870,225)               -                -                -       (8,870,225)
                                         ----------------------------------------------------------------------------------
Net cash provided by (used in)               (6,218,558)         (39,402)       4,552,091                -       (1,705,869)
 financing activities

Other                                                 -                -           26,020         (843,852)        (817,832)
Intercompany accounts                         2,386,158          (49,034)      (3,180,976)         843,852                -
                                         ----------------------------------------------------------------------------------
Net increase (decrease) in cash               1,161,221           (3,443)         (55,560)               -        1,102,218
Cash and equivalents at beginning of
 year                                           325,266          104,001          886,983                -        1,316,250
                                         ----------------------------------------------------------------------------------
Cash and equivalents at end of period    $    1,486,487   $      100,558   $      831,423   $            -   $    2,418,468
                                         ==================================================================================

                        THREE MONTHS ENDED MARCH 31, 2002

                                                                                NON-
                                                             GUARANTOR        GUARANTOR
                                             PARENT        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                         ----------------------------------------------------------------------------------
Net cash provided by operating
 activities                              $    2,022,325   $      304,767   $       33,608    $           -   $    2,360,700

Cash flows from investing activities:
   Capital expenditures                        (193,321)          (5,113)           7,236                -         (191,198)
                                         ----------------------------------------------------------------------------------
Net cash provided by (used in)                 (193,321)          (5,113)           7,236                -         (191,198)
 investing activities

Cash flows from financing activities:
   Debt repayments                           (2,234,969)         (39,402)        (581,267)               -       (2,855,638)
   Debt issuance costs                          (76,742)               -              538                -          (76,204)
                                         ----------------------------------------------------------------------------------
Net cash used in financing activities        (2,311,711)         (39,402)        (580,729)               -       (2,931,842)

Other                                                 -                -          (16,716)        (215,593)        (232,309)
Intercompany accounts                           129,155         (397,600)          52,852          215,593                -
                                         ----------------------------------------------------------------------------------
Net decrease in cash                           (353,552)        (137,348)        (503,749)               -         (994,649)
Cash and equivalents at beginning of
 year                                           401,062          207,257        1,286,708                -        1,895,027
                                         ----------------------------------------------------------------------------------
Cash and equivalents at end of year      $       47,510   $       69,909   $      782,959    $           -   $      900,378
                                         ==================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31,
2002

Net sales. Net sales of $29.5 million for the three months ended March 31, 2003 were 10.1% higher than the $26.8 million in the same period of 2002. Net sales of traditional valve products increased 5.7% or $1.0 million while net sales of motion control products increased 18.7% or $0.9 million and sales of air preparation products increased 18.7% or $0.8 million. North American sales increased 7.6% or $1.7 million and international sales increased 22.4% or $1.0 million. Of this $2.7 million increase in sales, $0.7 million resulted from changes in currency rates on consolidated foreign subsidiaries. The remaining $2.0 million increase in sales was attributed to new product introductions, programs and focused selling targeting specific customer groups, coupled with the generally improved business climate.

Gross profit. Gross profit was $11.0 million, or 37.4% of net sales, for the three months ended March 31, 2003 compared with $10.5 million, or 39.0% of net sales, in the same period of 2002. Change in product mix was primarily responsible for the lower gross margin on sales.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $7.0 million for the three months ended March 31, 2003, compared to $6.1 million for the same period in 2002. This $0.9 million increase was in response to the increased sales levels, as the Company invested in its marketing and customer service areas and began filling vacant positions.

Operating income. Operating income for the three months ended March 31, 2003 was $3.9 million compared to $4.2 million in the same period in 2002. This $0.3 million decrease occurred as the increase in marketing and customer service expense more than offset the higher gross profit. Operating income in North America decreased $0.2 million, or 6.4%, while the International segment's operating income decreased by $0.1 million, or 13.3%.

Interest and other financing expenses. Interest expense decreased $0.4 million from $4.6 million in the first three months of 2002 to $4.2 million in 2003, primarily as a result of the Company's more favorable interest rates on its new senior debt facility.

Net gain on early extinguishment of debt and repurchase of notes. During January 2003 the Company refinanced its senior debt, and as a result recorded net charges related to the write-off of deferred financing costs for its old senior debt of $3.4 million. During February and March 2003 the Company repurchased $14,980,000 face value of its 9 5/8% senior subordinated notes resulting in a net gain of $5.6 million.

Other. Negligible other income for the three months ended March 31, 2003 was primarily attributable to realized and unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies, compared to $0.7 million foreign exchange expense in the three months ended March 31, 2002.

Income taxes. For the period ended March 31, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net benefit of $0.2 million. During 2003, the Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for the period of $0.2 million.

Net income (loss). Due to the factors discussed above, net income increased $2.6 million, from a loss of $0.8 million during the three months ended March 31, 2002 to end this period at $1.8 million income.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $36.0 million at March 31, 2003 compared to $38.6 million at December 31, 2002. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $154.4 million at March 31, 2003 compared to $158.6 million at December 31, 2002. This decrease was primarily a result of the Company's repurchase of $15.0 million of its 9 5/8% senior subordinated notes, which was accomplished through additional term loan borrowings of $10.0 million. The Company estimates that borrowing base limitations would have limited the Company's revolving credit availability to approximately $25.8 million as of March 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no "off-balance sheet arrangements" as defined in Item 303(a)(4) of Regulation S-K.

SPECIFIED CONTRACTUAL OBLIGATIONS

Due to the refinancing of the Company's senior debt and the repurchase of some senior subordinated notes during the first quarter of 2003, there have been changes since December 31, 2002 in the future payments due on the Company's long-term debt obligations. The following table shows the payments due by period on the Company's long-term debt and capital lease obligations as of March 31, 2003. At that date, the Company had no capital lease obligations, material purchase obligations, or other long-term liabilities reflected on its balance sheet.

                                                       Payments Due by Period
                    -------------------------------------------------------------------------------------
                                        Within one      One to three    Three to five      Beyond five
                         Total             year             years           years             years
Long term debt      $  154,379,847   $     3,317,885   $   48,015,063   $     726,899   $     102,320,000
Operating leases         2,324,332         1,250,953          814,053         234,273              25,053

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to March 31, 2003.

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

PART II     OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 18, 2003 a written consent in lieu of a special meeting of shareholders, dated as of June 29, 2000, was signed on behalf of the holders of 2,237,660 of the 2,397,235 outstanding shares of common stock approving the Numatics, Incorporated Incentive Plan adopted by the Board of Directors on June 29, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

             99.1 Certification of Chief Executive Officer - Section 906 of Sarbanes-Oxley Act of 2002
             99.2 Certification of Chief Financial Officer - Section 906 of Sarbanes-Oxley Act of 2002

(b)    REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed by the Company during the three months ended March 31, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED

By:       /s/ Robert P. Robeson
    -----------------------------------------------
          Robert P. Robeson
          Vice President, Treasurer and
          Chief Financial Officer;
          on behalf of the registrant and
          as its principal financial officer

Date:     May 14, 2003

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

Date: May 14, 2003


/s/ John H. Welker
-----------------------------------------

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

Date: May 14, 2003


/s/ Robert P. Robeson
-----------------------------------------

Robert P. Robeson,

Chief Financial Officer