Form 10-Q
period 2003-06-30
NUMATICS INC
filed 2003-08-13
CIK 1007298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 333-51355

NUMATICS, INCORPORATED

(Exact name of Registrant as specified in its charter)

Michigan	38-2955710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1450 North Milford Road, Milford, Michigan	48357
(Address of principal executive offices)	(Zip Code)

(248) 887-4111

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock – 2,397,235 shares as of August 13, 2003

INDEX

NUMATICS, INCORPORATED AND SUBSIDIARIES

Page No.	Description
1	PART I.	FINANCIAL INFORMATION
1	Item 1	Consolidated Condensed Financial Statements (Unaudited)
5		Notes to Consolidated Condensed Financial Statements (Unaudited)
12	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
15	Item 3	Quantitative and Qualitative Disclosures About Market Risk
15	Item 4	Controls and Procedures

16	PART II.	OTHER INFORMATION
16	Item 6	Exhibits and Reports on Form 8-K
16		Signatures

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

Numatics, Incorporated

Consolidated Condensed Statements of Operations

	(Unaudited) Three Months Ended June 30		(Unaudited) Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$29,755,774	$28,024,085	$59,287,028	$54,839,247
Costs and expenses:
Costs of products sold	18,145,926	17,464,544	36,630,861	33,828,005
Marketing, engineering, general and administrative	7,474,124	6,291,429	14,493,914	12,417,598
Single business tax	84,837	76,661	167,499	156,620

Operating income	4,050,887	4,191,451	7,994,754	8,437,024
Other expenses (income)
Interest and other financing expenses	4,275,330	4,627,747	8,442,774	9,184,779
Net gain on early extinguishment of debt and repurchase of notes	—	—	(2,153,049)	—
Other	(810,344)	(1,209,854)	(839,450)	(528,342)

Income (loss) before income taxes	585,901	773,558	2,544,479	(219,413)
Income taxes	486,493	290,315	686,156	111,892

Net income (loss)	$99,408	$483,243	$1,858,323	$(331,305)

See accompanying notes.

Numatics, Incorporated

Consolidated Condensed Balance Sheets

	(Unaudited) June 30 2003	December 31 2002
ASSETS
Current assets:
Cash and equivalents	$2,101,915	$1,316,250
Accounts receivable	19,097,650	18,537,257
Inventories	32,913,727	32,714,582
Other current assets	2,856,604	3,080,310

Total current assets	56,969,896	55,648,399
Other assets:
Goodwill	5,427,203	5,098,954
Debt issuance costs, net of accumulated amortization	5,140,942	5,745,140
Deferred income taxes	194,548	177,400
Investment in unconsolidated affiliates	2,260,022	2,231,664
Other	654,835	689,333

	13,677,550	13,942,491
Properties:
Land	1,360,067	1,321,309
Buildings and improvements	15,892,424	15,497,297
Machinery and equipment	57,075,867	55,607,088

	74,328,358	72,425,694
Less accumulated depreciation	(47,440,807)	(44,559,695)

	26,887,551	27,865,999

	$97,534,997	$97,456,889

Numatics, Incorporated

Consolidated Condensed Balance Sheets (continued)

	(Unaudited) June 30 2003	December 31 2002
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,833,941	$5,981,993
Accrued interest	2,921,037	3,293,571
Other accrued expenses	940,045	1,325,700
Compensation and employee benefits	3,178,225	3,452,685
Income and single business tax	1,150,494	880,168
Current portion of long term debt	3,294,055	2,083,842

Total current liabilities	17,317,797	17,017,959

Long term debt, less current portion	153,273,813	156,561,001
Deferred retirement benefits	11,837,117	11,358,111
Deferred income taxes	452,033	743,294

Minority interest in subsidiaries (redeemable at $759,352 in 2003 and $692,993 in 2002 upon the happening of certain events outside the control of the Company)	555,418	487,668

Stockholders’ deficiency:
Common stock $.01 par value, 9,950,000 shares authorized; 2,397,235 shares outstanding and related additional paid in capital	4,602,151	4,602,151
Treasury stock, 262,340 shares	(3,347,280)	(3,347,280)
Accumulated deficiency	(84,894,177)	(86,752,500)
Accumulated other comprehensive loss	(2,261,875)	(3,213,515)

	(85,901,181)	(88,711,144)

	$97,534,997	$97,456,889

See accompanying notes.

Numatics, Incorporated

Consolidated Condensed Statements of Cash Flows

	(Unaudited) Six Months Ended June 30
	2003	2002
Operating activities
Net income (loss)	$1,858,323	$(331,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,259,802	2,342,045
Amortization	735,619	634,963
Early extinguishment of debt	2,883,619	—
Gain on repurchase of senior subordinated notes	(5,801,668)	—
Minority interest in subsidiary earnings	67,750	45,128
Deferred taxes	45,741	813,289
Deferred retirement benefits	479,006	487,529
Unrealized foreign currency gains	(216,953)	(825,402)
Changes in operating assets and liabilities:
Accounts receivable	228,137	(424,763)
Inventories	847,862	651,387
Other current assets	(537,308)	46,927
Accounts payable and accrued expenses	(860,336)	273,394
Compensation and employee benefits	(232,093)	323,455
Income and single business taxes	147,461	(1,219,690)

Net cash provided by operating activities	1,904,962	2,816,957

Investing activities
Capital expenditures	(773,714)	(431,521)
Other investments	20,778	—

Net cash used in investing activities	(752,936)	(431,521)

Financing activities
Debt proceeds (repayments)	50,106,451	(3,007,315)
Prior debt repayments	(38,135,595)	—
Repurchase of senior subordinated notes	(8,870,225)	—
Debt issuance costs	(3,234,252)	(309,563)

Net cash used in financing activities	(133,621)	(3,316,878)
Effect of exchange rate changes on cash	(232,740)	(42,849)

Net increase (decrease) in cash and equivalents	785,665	(974,291)
Cash and equivalents at beginning of period	1,316,250	1,895,027

Cash and equivalents at end of period	$2,101,915	$920,736

See accompanying notes.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

	(Unaudited) Three months ended June 30		(Unaudited) Six months ended June 30
	2003	2002	2003	2002
Net income (loss) as reported	$99,408	$483,243	$1,858,323	$(331,305)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method of accounting	(14,000)	(14,000)	(28,000)	(28,000)

Pro-forma net income (loss)	$85,408	$469,243	$1,830,323	$(359,305)

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

2.    COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income (loss)	$99,408	$483,243	$1,858,323	$(331,305)
Foreign currency translation adjustments	445,501	466,524	951,640	483,000

	$544,909	$949,767	$2,809,963	$151,695

The components of accumulated other comprehensive loss at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Foreign currency translation adjustments	$(100,888)	$(1,052,528)
Minimum pension liability	(2,160,987)	(2,160,987)

	$(2,261,875)	$(3,213,515)

3.    LONG-TERM DEBT

Effective January 6, 2003, the Company entered into a new senior loan agreement with a group of lenders for which Foothill Capital Corporation acts as agent. The new loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements and monthly reductions of $125,000 beginning April 1, 2003; (c) $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans that could be made during the next six months, subject to conditions specified in the loan agreement, to provide additional funds in connection with repurchases of the Company’s 9 5/8% senior subordinated notes. The term loans are payable in monthly installments of $114,583 beginning April 1, 2003. The Company repaid all of the indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital Strategies, Ltd. from proceeds of the initial borrowings under the new loan agreement, and as a result recorded net charges related to the write-off of deferred financing costs for its old senior debt and early termination fees of $3,483,619.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

3.	LONG-TERM DEBT (continued)

The new revolving credit and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The new revolving credit loans bear interest at variable rates based on prime or LIBOR, at the Company’s election. The weighted average of the initial rates for the revolving credit facility is approximately 5.31% per annum. $5,500,000 of the new term loans bear interest at the greater of prime plus 4% per annum or 9% per annum. The remaining $18,000,000 of the new term loans bear interest at the greater of prime plus 6% per annum or 11% per annum, plus 2% per annum which may be paid in kind at the Company’s option. An additional $10,000,000 of term loans that could be made during the next six months, subject to conditions specified in the loan agreement, to provide additional funds in connection with repurchases of the Company’s 9-5/8% senior subordinated notes, bear interest at 13% per annum.

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

4.	INCOME TAXES

The Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for the six months ended June 30, 2003 of $686,156. For the six months ended June 30, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net expense of $111,892.

5.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments’ accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales
North America	$23,929,046	$23,241,384	$47,901,129	$45,514,455
International	5,826,728	4,782,701	11,385,899	9,324,792

	$29,755,774	$28,024,085	$59,287,028	$54,839,247

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

5.	SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating income
North America	$3,651,520	$3,737,267	$7,221,583	$7,551,823
International	399,367	454,184	773,171	885,201

	$4,050,887	$4,191,451	$7,994,754	$8,437,024

6.	GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9 5/8 % senior subordinated notes issued by Numatics, Incorporated in 1998 are guaranteed by the Company’s United States subsidiaries in which it owns 100 % of the voting stock. Each of the guarantor subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the notes.

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of June 30, 2003 and December 31, 2002 and consolidating condensed statements of operations for the three and six-month periods ended June 30, 2003 and 2002 and consolidating condensed statements of cash flows for the six months ended June 30, 2003 and 2002.

2.	Numatics, Incorporated (the Parent), combined guarantor subsidiaries and combined non-guarantor subsidiaries (consisting of the Parent’s foreign subsidiaries).

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the guarantor subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

6. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

BALANCE SHEET

June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Trade receivables	$8,723,865	$2,081,468	$8,292,317	$—	$19,097,650
Inventories	17,877,330	4,924,209	11,138,188	(1,026,000)	32,913,727
Other	3,005,341	98,820	1,854,358	—	4,958,519

Total current assets	29,606,536	7,104,497	21,284,863	(1,026,000)	56,969,896
Goodwill, net of accumulated amortization	1,248,777	—	3,052,581	1,125,845	5,427,203
Other	17,277,662	40,572	1,012,049	(10,079,936)	8,250,347
Intercompany amounts	15,212,206	2,091,839	5,925,578	(23,229,623)	—
Property, plant and equipment, net of accumulated depreciation	21,155,240	868,508	4,863,803	—	26,887,551

	$84,500,421	$10,105,416	$36,138,874	$(33,209,714)	$97,534,997

Accounts payable and accrued expenses	$6,181,384	$821,685	$2,691,954	$—	$9,695,023
Compensation and employee benefits	1,572,480	191,557	1,414,188	—	3,178,225
Current portion of long-term debt	3,202,861	78,803	12,391	—	3,294,055
Other	83,538	(46,795)	1,113,751	—	1,150,494

Total current liabilities	11,040,263	1,045,250	5,232,284	—	17,317,797
Long-term debt less current portion	144,760,667	—	8,513,146	—	153,273,813
Other	11,837,117	—	452,033	555,418	12,844,568
Intercompany amounts	6,732,049	4,404,150	12,093,424	(23,229,623)	—
Stockholders’ deficiency	(89,869,675)	4,656,016	9,847,987	(10,535,509)	(85,901,181)

	$84,500,421	$10,105,416	$36,138,874	$(33,209,714)	$97,534,997

December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Trade receivables	$8,930,549	$1,660,527	$7,946,181	$—	$18,537,257
Inventories	18,222,807	4,834,926	10,623,849	(967,000)	32,714,582
Other	2,091,702	171,344	2,133,514	—	4,396,560

Total current assets	29,245,058	6,666,797	20,703,544	(967,000)	55,648,399
Goodwill, net of accumulated amortization	1,248,777	—	2,724,332	1,125,845	5,098,954
Other	20,270,566	40,572	611,475	(12,079,076)	8,843,537
Intercompany amounts	18,841,713	1,770,711	8,010,748	(28,623,172)	—
Property, plant and equipment, net of accumulated depreciation	22,442,827	914,736	4,508,436	—	27,865,999

	$92,048,941	$9,392,816	$36,558,535	$(40,543,403)	$97,456,889

Accounts payable and accrued expenses	$6,824,958	$653,508	$3,122,798	$—	$10,601,264
Compensation and employee benefits	1,903,535	208,786	1,340,364	—	3,452,685
Current portion of long-term debt	1,713,401	78,804	291,637	—	2,083,842
Other	384,955	(76,310)	571,523	—	880,168

Total current liabilities	10,826,849	864,788	5,326,322	—	17,017,959
Long-term debt less current portion	153,545,590	39,401	2,976,010	—	156,561,001
Other	11,358,111	—	743,294	487,668	12,589,073
Intercompany amounts	7,256,719	4,344,375	17,022,078	(28,623,172)	—
Stockholders’ deficiency	(90,938,328)	4,144,252	10,490,831	(12,407,899)	(88,711,144)

	$92,048,941	$9,392,816	$36,558,535	$(40,543,403)	$97,456,889

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

6. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

STATEMENT OF OPERATIONS

Three Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$19,120,415	$3,917,041	$12,605,318	$(5,887,000)	$29,755,774
Costs and expenses	16,099,709	3,626,662	11,813,516	(5,835,000)	25,704,887

Operating income	3,020,709	290,379	791,802	(52,000)	4,050,887
Interest and other	3,999,492	10,174	112,163	(170,350)	3,951,479

Net income (loss)	$(978,786)	$280,205	$679,639	$118,350	$99,408

Three Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$18,624,995	$3,746,938	$11,366,152	$(5,714,000)	$28,024,085
Costs and expenses	15,852,964	3,374,488	10,319,182	(5,714,000)	23,832,634

Operating income	2,772,031	372,450	1,046,970	—	4,191,451
Interest and other	3,710,007	117,375	(145,425)	26,251	3,708,208

Net income (loss)	$(937,976)	$255,075	$1,192,395	$(26,251)	$483,243

Six Months Ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$38,480,773	$7,626,944	$24,917,311	$(11,738,000)	$59,287,028
Costs and expenses	32,557,375	7,086,741	23,327,158	(11,679,000)	51,292,274

Operating income	5,923,398	540,203	1,590,153	(59,000)	7,994,754
Interest and other	4,608,167	28,439	377,977	1,121,848	6,136,431

Net income	$1,315,231	$511,764	$1,212,176	$(1,180,848)	$1,858,323

Six Months Ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$37,213,245	$7,098,376	$21,896,626	$(11,369,000)	$54,839,247
Costs and expenses	31,255,481	6,554,165	19,974,577	(11,382,000)	46,402,223

Operating income	5,957,764	544,211	1,922,049	13,000	8,437,024
Interest and other	7,857,642	189,003	676,556	45,128	8,768,329

Net income (loss)	$(1,899,878)	$355,208	$1,245,493	$(32,128)	$(331,305)

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

June 30, 2003

6.    GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

STATEMENT OF CASH FLOWS

Six Months ended June 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$597,360	$312,307	$2,011,790	$(1,016,495)	$1,904,962

Cash flows from investing activities:
Capital expenditures	(573,246)	(64,727)	(135,741)	—	(773,714)
Other investments	1,999,140	—	(2,994,857)	1,016,495	20,778

Net cash provided by (used in) investing activities	1,425,894	(64,727)	(3,130,598)	1,016,495	(752,936)

Cash flows from financing activities:
Debt proceeds (repayments)	42,427,579	(39,402)	7,718,274	—	50,106,451
Prior debt repayments	(34,743,042)	—	(3,392,553)	—	(38,135,595)
Repurchase of senior subordinated notes	(8,870,225)	—	—	—	(8,870,225)
Debt issuance costs	(2,864,016)	—	(370,236)	—	(3,234,252)

Net cash provided by (used in) financing activities	(4,049,704)	(39,402)	3,955,485	—	(133,621)

Other	—	—	63,996	(296,736)	(232,740)
Intercompany accounts	3,139,673	(261,352)	(3,175,057)	296,736	—

Net increase (decrease) in cash	1,113,223	(53,174)	(274,384)	—	785,665
Cash and equivalents at beginning of year	325,266	104,001	886,983	—	1,316,250

Cash and equivalents at end of period	$1,438,489	$50,827	$612,599	$—	$2,101,915

Six Months ended June 30, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,542,259	$511,652	$763,046	$—	$2,816,957

Cash flows from investing activities:
Capital expenditures	(405,662)	(19,946)	(5,913)	—	(431,521)

Net cash used in investing activities	(405,662)	(19,946)	(5,913)	—	(431,521)

Cash flows from financing activities:
Debt repayments	(1,794,710)	(39,402)	(1,173,203)	—	(3,007,315)
Debt issuance costs	(310,101)	—	538	—	(309,563)

Net cash used in financing activities	(2,104,811)	(39,402)	(1,172,665)	—	(3,316,878)

Other	—	—	47,793	(90,642)	(42,849)
Intercompany accounts	605,847	(542,884)	(153,605)	90,642	—

Net decrease in cash	(362,367)	(90,580)	(521,344)	—	(974,291)
Cash and equivalents at beginning of year	401,062	207,257	1,286,708	—	1,895,027

Cash and equivalents at end of period	$38,695	$116,677	$765,364	$—	$920,736

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Net sales. Net sales of $29.8 million for the three months ended June 30, 2003 were 6.2% higher than the $28.0 million in the same period of 2002. Net sales of traditional valve products increased 3.6% or $0.7 million while net sales of motion control products increased 5.8% or $0.3 million and sales of air preparation products increased 16.9% or $0.8 million. North American sales increased 3.0% or $0.7 million and international sales increased 21.8% or $1.1 million, most of which resulted from changes in currency rates on consolidated foreign subsidiaries.

Gross profit. Gross profit was $11.6 million, or 39.0% of net sales, for the three months ended June 30, 2003 compared with $10.6 million, or 37.7% of net sales, in the same period of 2002. Increased volume and favorable product mix changes were responsible for the improved gross profit.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $7.5 million for the three months ended June 30, 2003, compared to $6.3 million for the same period in 2002. This $1.2 million increase was in response to the increased sales levels, as the Company invested in its marketing and customer service areas and continued filling vacant positions.

Operating income. Operating income for the three months ended June 30, 2003 was $4.1 million compared to $4.2 million in the same period in 2002. This $0.1 million decrease occurred as the increase in marketing and customer service expense more than offset the higher gross profit. Operating income in North America decreased $0.1 million, while the International segment’s operating income remained consistent with the same period in the prior year.

Interest and other financing expenses. Interest expense decreased $0.3 million, from $4.6 million in the second quarter of 2002 to $4.3 million in 2003, primarily as a result of the Company’s more favorable interest rates on its new senior debt facility.

Other. Other income of $0.8 million for the three months ended June 30, 2003 was primarily attributable to realized and unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies, compared to $1.2 million foreign exchange gains in the three months ended June 30, 2002.

Income taxes. During the quarter ended June 30, 2003, the Company recorded a valuation allowance against its tax benefit on losses in the U.S. and a total income tax expense for the quarter of $0.5 million. For the quarter ended June 30, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net expense of $0.3 million.

Net income. Due to the factors discussed above, net income decreased $0.4 million, from $0.5 million during the three months ended June 30, 2002 to end this period at $0.1 million.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Net sales. Net sales of $59.3 million for the six months ended June 30, 2003 were 8.1% higher than the $54.8 million in the same period of 2002. Net sales of traditional valve products increased 4.6% or $1.7 million while net sales of motion control products increased 11.9% or $1.2 million and sales of air preparation products increased 17.8% or $1.6 million. North American sales increased 5.2% or $2.4 million and international sales increased 22.1% or $2.1 million. This $4.5 million increase in sales was attributed to changes in currency rates on consolidated foreign subsidiaries, new product introductions, programs and focused selling targeting specific customer groups, coupled with the generally improved business climate.

Gross profit. Gross profit was $22.7 million, or 38.2% of net sales, for the six months ended June 30, 2003 compared with $21.0 million, or 38.3% of net sales, in the same period of 2002. Increased volume was responsible for the increased gross profit.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $14.5 million for the six months ended June 30, 2003, compared to $12.4 million for the same period in 2002. This $2.1 million increase was in response to the increased sales levels, as the Company invested in its marketing and customer service areas and continued filling vacant positions.

Operating income. Operating income for the six months ended June 30, 2003 was $8.0 million compared to $8.4 million in the same period in 2002. This $0.4 million decrease occurred as the increase in marketing and customer service expense more than offset the higher gross profit. Operating income in North America decreased $0.3 million, while the International segment’s operating income decreased by $0.1 million compared to the same period in 2002.

Interest and other financing expenses. Interest expense decreased $0.8 million from $9.2 million in the first six months of 2002 to $8.4 million in 2003, primarily as a result of the Company’s more favorable interest rates on its new senior debt facility.

Net gain on early extinguishment of debt and repurchase of notes. During January 2003 the Company refinanced its senior debt, and as a result recorded net charges related to the write-off of deferred financing costs for its old senior debt of $3.4 million. During February and March 2003 the Company repurchased $15.0 million face value of its 9 5/8% senior subordinated notes resulting in a net gain of $5.6 million.

Other. Other income of $0.8 million for the six months ended June 30, 2003 was primarily attributable to realized and unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies, compared to $0.5 million foreign exchange gains in the six months ended June 30, 2002.

Income taxes. The Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for the six months ended June 30, 2003 of $0.7 million. For the six months ended June 30, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net expense of $0.1 million.

Net income (loss). Due to the factors discussed above, net income increased $2.2 million, from a loss of $0.3 million during the six months ended June 30, 2002 to end this period at $1.9 million.

Liquidity and Capital Resources

Working capital was $39.7 million at June 30, 2003 compared to $38.6 million at December 31, 2002. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $156.6 million at June 30, 2003 compared to $158.6 million at December 31, 2002. This decrease was primarily a result of the Company’s repurchase of $15.0 million of its 9 5/8% senior subordinated notes, which was accomplished through additional term loan borrowings of $10.0 million. The Company estimates that borrowing base limitations would have limited the Company’s revolving credit availability to approximately $25.3 million as of June 30, 2003.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” as defined in Item 303(a)(4) of Regulation S-K.

Specified Contractual Obligations

There have been no material changes in the information that would be provided under Item 303(a)(5) of Regulation S-K from March 31, 2003 to June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to June 30, 2003.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2003 and have concluded that there are no significant deficiencies or material weaknesses. There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer—Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer—Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer—Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer—Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED

By:	/s/ Robert P. Robeson
Robert P. Robeson Vice President, Treasurer and Chief Financial Officer; on behalf of the registrant and as its principal financial officer

Date:     August 13, 2003