Form 10-Q
period 2003-09-30
NUMATICS INC
filed 2003-11-12
CIK 1007298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common Stock – 2,397,235 shares as of November 12, 2003

INDEX

NUMATICS, INCORPORATED AND SUBSIDIARIES

Page No.	Description

1	PART I.	FINANCIAL INFORMATION

1	Item 1	Consolidated Condensed Financial Statements (Unaudited)

5		Notes to Consolidated Condensed Financial Statements (Unaudited)

12	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

15	Item 3	Quantitative and Qualitative Disclosures About Market Risk

15	Item 4	Controls and Procedures

16	PART II.	OTHER INFORMATION

16	Item 6	Exhibits and Reports on Form 8-K

16		Signatures

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Numatics, Incorporated

Consolidated Condensed Statements of Operations

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$29,291,549	$28,496,350	$88,578,577	$83,335,597
Costs and expenses:
Costs of products sold	17,996,634	17,666,855	54,627,495	51,494,860
Marketing, engineering, general and administrative	7,273,765	6,734,109	21,767,679	19,151,707
Single business tax	80,337	78,312	247,836	234,932

Operating income	3,940,813	4,017,074	11,935,567	12,454,098
Other expenses (income)
Interest and other financing expenses	4,178,112	4,547,176	12,620,886	13,731,955
Net gain on early extinguishment of debt and repurchase of notes	—	—	(2,153,049)	—
Other	63,477	(72,706)	(775,973)	(601,048)

Income (loss) before income taxes	(300,776)	(457,396)	2,243,703	(676,809)
Income taxes	245,203	(102,268)	931,359	9,624

Net income (loss)	$(545,979)	$(355,128)	$1,312,344	$(686,433)

See accompanying notes.

Numatics, Incorporated

Consolidated Condensed Balance Sheets

	(Unaudited) September 30 2003	December 31 2002
ASSETS
Current assets:
Cash and equivalents	$1,033,238	$1,316,250
Accounts receivable	20,068,144	18,537,257
Inventories	32,397,495	32,714,582
Other current assets	2,656,360	3,080,310

Total current assets	56,155,237	55,648,399
Other assets:
Goodwill	5,451,453	5,098,954
Debt issuance costs, net of accumulated amortization	4,768,041	5,745,140
Deferred income taxes	197,083	177,400
Investment in unconsolidated affiliates	2,264,213	2,231,664
Other	636,186	689,333

	13,316,976	13,942,491
Properties:
Land	1,363,127	1,321,309
Buildings and improvements	15,970,266	15,497,297
Machinery and equipment	57,619,401	55,607,088

	74,952,794	72,425,694
Less accumulated depreciation	(48,555,754)	(44,559,695)

	26,397,040	27,865,999

	$95,869,253	$97,456,889

Numatics, Incorporated

Consolidated Condensed Balance Sheets (continued)

	(Unaudited) September 30 2003	December 31 2002
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,781,913	$5,981,993
Accrued interest	5,343,175	3,293,571
Other accrued expenses	1,365,253	1,325,700
Compensation and employee benefits	3,757,890	3,452,685
Income and single business tax	1,455,560	880,168
Current portion of long term debt	3,210,610	2,083,842

Total current liabilities	20,914,401	17,017,959

Long term debt, less current portion	148,476,548	156,561,001
Deferred retirement benefits	12,076,620	11,358,111
Deferred income taxes	283,413	743,294

Minority interest in subsidiaries (redeemable at $797,393 in 2003 and $692,993 in 2002 upon the happening of certain events outside the control of the Company)	589,845	487,668

Stockholders’ deficiency:
Common stock $.01 par value, 9,950,000 shares authorized; 2,397,235 shares outstanding and related additional paid in capital	4,602,151	4,602,151
Treasury stock, 262,340 shares	(3,347,280)	(3,347,280)
Accumulated deficiency	(85,440,156)	(86,752,500)
Accumulated other comprehensive loss	(2,286,289)	(3,213,515)

	(86,471,574)	(88,711,144)

	$95,869,253	$97,456,889

See accompanying notes.

Numatics, Incorporated

Consolidated Condensed Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30
	2003	2002
Operating activities
Net income (loss)	$1,312,344	$(686,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,333,391	3,328,585
Amortization	1,172,661	950,859
Early extinguishment of debt	2,883,619	—
Gain on repurchase of senior subordinated notes	(5,801,668)	—
Minority interest in subsidiary earnings	102,177	66,256
Deferred taxes	(123,703)	1,388,353
Deferred retirement benefits	718,509	723,990
Unrealized foreign currency gains	(432,713)	(776,516)
Changes in operating assets and liabilities:
Accounts receivable	(717,092)	(38,467)
Inventories	1,371,821	792,560
Other current assets	(204,965)	297,536
Accounts payable and accrued expenses	1,815,667	3,410,550
Compensation and employee benefits	277,030	401,841
Income and single business taxes	470,122	(1,695,932)

Net cash provided by operating activities	6,177,200	8,163,182

Investing activities
Capital expenditures	(1,333,094)	(312,992)
Other investments	20,778	—

Net cash used in investing activities	(1,312,316)	(312,992)

Financing activities
Debt proceeds (repayments)	45,165,462	(7,948,255)
Prior debt repayments	(38,135,595)	—
Repurchase of senior subordinated notes	(8,870,225)	—
Debt issuance costs	(3,276,754)	(463,655)

Net cash used in financing activities	(5,117,112)	(8,411,910)
Effect of exchange rate changes on cash	(30,784)	(300,111)

Net decrease in cash and equivalents	(283,012)	(861,831)
Cash and equivalents at beginning of period	1,316,250	1,895,027

Cash and equivalents at end of period	$1,033,238	$1,033,196

See accompanying notes.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

	(Unaudited) Three months ended September 30		(Unaudited) Nine months ended September 30
	2003	2002	2003	2002
Net income (loss) as reported	$(545,979)	$(355,128)	$1,312,344	$(686,433)
Deduct: Total stock-based employee compensation expense determined under the fair-value based method of accounting	(14,000)	(14,000)	(42,000)	(42,000)

Pro-forma net income (loss)	$(559,979)	$(369,128)	$1,270,344	$(728,433)

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

2. COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net income (loss)	$(545,979)	$(355,128)	$1,312,344	$(686,433)
Foreign currency translation adjustments	(24,414)	(580,686)	927,226	(97,686)

	$(570,393)	$(935,814)	$2,239,570	$(784,119)

The components of accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Foreign currency translation adjustments	$(125,302)	$(1,052,528)
Minimum pension liability	(2,160,987)	(2,160,987)

	$(2,286,289)	$(3,213,515)

3. LONG-TERM DEBT

Effective January 6, 2003, the Company entered into a senior loan agreement with a group of lenders for which Foothill Capital Corporation acts as agent. The loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements and monthly reductions of $125,000 beginning April 1, 2003; (c) an initial $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans, which the Company borrowed in February and March 2003, to provide funds for repurchases of the Company’s 9-5/8% senior subordinated notes. The term loans are payable in monthly installments of $114,583 beginning April 1, 2003. The Company repaid all of the indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital Strategies, Ltd. from proceeds of the initial borrowings under this loan agreement, and as a result recorded net charges related to the write-off of deferred financing costs for its old senior debt and early termination fees of $3,483,619.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

3. LONG-TERM DEBT (continued)

The Company’s revolving credit and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The revolving credit loans bear interest at variable rates based on prime or LIBOR, at the Company’s election. The weighted average of the rates for the revolving credit facility during the first nine months of 2003 was approximately 5.28% per annum. $5,500,000 of the initial term loans bear interest at the greater of prime plus 4% per annum or 9% per annum and the remaining $18,000,000 of the initial term loans bear interest at the greater of prime plus 6% per annum or 11% per annum, plus 2% per annum which may be paid in kind at the Company’s option. The additional $10,000,000 of term loans made to provide funds in connection with repurchases of the Company’s 9-5/8% senior subordinated notes bear interest at 13% per annum.

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

4. INCOME TAXES

The Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for the nine months ended September 30, 2003 of $931,359. For the nine months ended September 30, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net expense of $9,624.

5. SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments’ accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales
North America	$23,873,215	$23,714,346	$71,774,344	$69,228,801
International	5,418,334	4,782,004	16,804,233	14,106,796

	$29,291,549	$28,496,350	$88,578,577	$83,335,597

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

5. SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Operating income
North America	$3,623,963	$3,914,495	$10,845,546	$11,466,318
International	316,850	102,579	1,090,021	987,780

	$3,940,813	$4,017,074	$11,935,567	$12,454,098

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

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of September 30, 2003 and December 31, 2002 and consolidating condensed statements of operations for the three and nine-month periods ended September 30, 2003 and 2002 and consolidating condensed statements of cash flows for the nine months ended September 30, 2003 and 2002.

2.	Numatics, Incorporated (the Parent), combined guarantor subsidiaries and combined non-guarantor subsidiaries (consisting of the Parent’s foreign subsidiaries).

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the guarantor subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

6. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

BALANCE SHEET September 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Trade receivables	$9,714,139	$1,933,352	$8,420,653	$—	$20,068,144
Inventories	17,586,449	4,928,457	10,866,589	(984,000)	32,397,495
Other	1,826,979	94,515	1,768,104	—	3,689,598

Total current assets	29,127,567	6,956,324	21,055,346	(984,000)	56,155,237
Goodwill, net of accumulated amortization	1,248,777	—	3,076,831	1,125,845	5,451,453
Other	16,918,927	40,572	985,960	(10,079,936)	7,865,523
Intercompany amounts	13,922,610	2,430,274	6,413,169	(22,766,053)	—
Property, plant and equipment, net of accumulated depreciation	20,770,631	832,135	4,794,274	—	26,397,040

	$81,988,512	$10,259,305	$36,325,580	$(32,704,144)	$95,869,253

Accounts payable and accrued expenses	$9,040,211	$779,837	$2,670,293	$—	$12,490,341
Compensation and employee benefits	2,027,194	213,329	1,517,367	—	3,757,890
Current portion of long-term debt	3,158,706	39,402	12,502	—	3,210,610
Other	171,903	(33,136)	1,316,793	—	1,455,560

Total current liabilities	14,398,014	999,432	5,516,955	—	20,914,401
Long-term debt less current portion	139,966,395	—	8,510,153	—	148,476,548
Other	12,076,620	—	283,413	589,845	12,949,878
Intercompany amounts	6,538,431	4,354,952	11,872,670	(22,766,053)	—
Stockholders’ deficiency	(90,990,948)	4,904,921	10,142,389	(10,527,936)	(86,471,574)

	$81,988,512	$10,259,305	$36,325,580	$(32,704,144)	$95,869,253

December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Trade receivables	$8,930,549	$1,660,527	$7,946,181	$—	$18,537,257
Inventories	18,222,807	4,834,926	10,623,849	(967,000)	32,714,582
Other	2,091,702	171,344	2,133,514	—	4,396,560

Total current assets	29,245,058	6,666,797	20,703,544	(967,000)	55,648,399
Goodwill, net of accumulated amortization	1,248,777	—	2,724,332	1,125,845	5,098,954
Other	20,270,566	40,572	611,475	(12,079,076)	8,843,537
Intercompany amounts	18,841,713	1,770,711	8,010,748	(28,623,172)	—
Property, plant and equipment, net of accumulated depreciation	22,442,827	914,736	4,508,436	—	27,865,999

	$92,048,941	$9,392,816	$36,558,535	$(40,543,403)	$97,456,889

Accounts payable and accrued expenses	$6,824,958	$653,508	$3,122,798	$—	$10,601,264
Compensation and employee benefits	1,903,535	208,786	1,340,364	—	3,452,685
Current portion of long-term debt	1,713,401	78,804	291,637	—	2,083,842
Other	384,955	(76,310)	571,523	—	880,168

Total current liabilities	10,826,849	864,788	5,326,322	—	17,017,959
Long-term debt less current portion	153,545,590	39,401	2,976,010	—	156,561,001
Other	11,358,111	—	743,294	487,668	12,589,073
Intercompany amounts	7,256,719	4,344,375	17,022,078	(28,623,172)	—
Stockholders’ deficiency	(90,938,328)	4,144,252	10,490,831	(12,407,899)	(88,711,144)

	$92,048,941	$9,392,816	$36,558,535	$(40,543,403)	$97,456,889

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

6. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

STATEMENT OF OPERATIONS Three Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$17,423,711	$5,552,424	$12,064,414	$(5,749,000)	$29,291,549
Costs and expenses	14,601,952	5,136,036	11,403,748	(5,791,000)	25,350,736

Operating income	2,821,759	416,388	660,666	42,000	3,940,813
Interest and other	4,100,330	10,187	341,848	34,427	4,486,792

Net income (loss)	$(1,278,571)	$406,201	$318,818	$7,573	$(545,979)

Three Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$19,412,375	$3,705,397	$11,630,578	$(6,252,000)	$28,496,350
Costs and expenses	16,298,542	3,428,376	11,029,358	(6,277,000)	24,479,276

Operating income	3,113,833	277,021	601,220	25,000	4,017,074
Interest and other	4,017,940	99,194	233,940	21,128	4,372,202

Net income (loss)	$(904,107)	$177,827	$367,280	$3,872	$(355,128)

Nine Months Ended September 30, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$55,904,484	$13,179,368	$36,981,725	$(17,487,000)	$88,578,577
Costs and expenses	47,159,327	12,222,777	34,730,906	(17,470,000)	76,643,010

Operating income	8,745,157	956,591	2,250,819	(17,000)	11,935,567
Interest and other	8,708,497	38,626	719,825	1,156,275	10,623,223

Net income	$36,660	$917,965	$1,530,994	$(1,173,275)	$1,312,344

Nine Months Ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$56,625,620	$10,803,773	$33,527,204	$(17,621,000)	$83,335,597
Costs and expenses	47,554,023	9,982,541	31,003,935	(17,659,000)	70,881,499

Operating income	9,071,597	821,232	2,523,269	38,000	12,454,098
Interest and other	11,875,582	288,197	910,496	66,256	13,140,531

Net income (loss)	$(2,803,985)	$533,035	$1,612,773	$(28,256)	$(686,433)

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

September 30, 2003

6. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

STATEMENT OF CASH FLOWS

Nine Months ended September 30, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,833,534	$752,368	$2,607,793	$(1,016,495)	$6,177,200

Cash flows from investing activities:
Capital expenditures	(1,056,136)	(84,928)	(192,030)	—	(1,333,094)
Other investments	1,999,140	—	(2,994,857)	1,016,495	20,778

Net cash provided by (used in) investing activities	943,004	(84,928)	(3,186,887)	1,016,495	(1,312,316)

Cash flows from financing activities:
Debt proceeds (repayments)	37,589,152	(78,803)	7,655,113	—	45,165,462
Prior debt repayments	(34,743,042)	—	(3,392,553)	—	(38,135,595)
Repurchase of senior subordinated notes	(8,870,225)	—	—	—	(8,870,225)
Debt issuance costs	(2,906,518)	—	(370,236)	—	(3,276,754)

Net cash provided by (used in) financing activities	(8,930,633)	(78,803)	3,892,324	—	(5,117,112)

Other	—	—	69,306	(100,090)	(30,784)
Intercompany accounts	4,311,590	(648,986)	(3,762,694)	100,090	—

Net increase (decrease) in cash	157,495	(60,349)	(380,158)	—	(283,012)
Cash and equivalents at beginning of year	325,266	104,001	886,983	—	1,316,250

Cash and equivalents at end of period	$482,761	$43,652	$506,825	$—	$1,033,238

Nine Months ended September 30, 2002
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$5,598,636	$788,878	$1,775,668	$—	$8,163,182

Cash flows from investing activities:
Capital expenditures	(200,078)	(46,836)	(66,078)	—	(312,992)

Net cash used in investing activities	(200,078)	(46,836)	(66,078)	—	(312,992)

Cash flows from financing activities:
Debt repayments	(6,547,148)	(83,918)	(1,317,189)	—	(7,948,255)
Debt issuance costs	(464,193)	—	538	—	(463,655)

Net cash used in financing activities	(7,011,341)	(83,918)	(1,316,651)	—	(8,411,910)

Other	—	—	33,773	(333,884)	(300,111)
Intercompany accounts	1,287,722	(619,470)	(1,002,136)	333,884	—

Net increase (decrease) in cash	(325,061)	38,654	(575,424)	—	(861,831)
Cash and equivalents at beginning of year	401,062	207,257	1,286,708	—	1,895,027

Cash and equivalents at end of period	$76,001	$245,911	$711,284	$—	$1,033,196

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Net sales. Net sales of $29.3 million for the three months ended September 30, 2003 were 2.8% higher than the $28.5 million in the same period of 2002. Net sales of traditional valve products decreased 0.6% or $0.1 million while net sales of motion control products increased 3.8% or $0.2 million and sales of air preparation products increased 15.5% or $0.7 million. North American sales increased 0.7% or $0.2 million and international sales increased 13.3% or $0.6 million, primarily as a result of changes in currency rates on consolidated foreign subsidiaries.

Gross profit. Gross profit was $11.3 million, or 38.6% of net sales, for the three months ended September 30, 2003 compared with $10.8 million, or 38.0% of net sales, in the same period of 2002. Increased volume and favorable product mix changes were responsible for the improved gross profit.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $7.3 million for the three months ended September 30, 2003, compared to $6.7 million for the same period in 2002. This $0.6 million increase was in response to the increased sales levels, as the Company invested in its marketing and customer service areas.

Operating income. Operating income for the three months ended September 30, 2003 was $3.9 million compared to $4.0 million in the same period in 2002. This $0.1 million decrease occurred as the increase in marketing and customer service expense more than offset the higher gross profit. Operating income in North America decreased $0.3 million, while the international segment’s operating income increased $0.2 million from the same period in the prior year.

Interest and other financing expenses. Interest expense decreased $0.3 million, from $4.5 million in the third quarter of 2002 to $4.2 million in 2003, primarily as a result of the Company’s more favorable interest rates on its new senior debt facility.

Other. Other expense of $0.1 million for the three months ended September 30, 2003 was primarily attributable to realized and unrealized foreign exchange losses, which resulted from the strengthening of the U.S. dollar against major foreign currencies, compared to $0.1 million foreign exchange gains in the three months ended September 30, 2002.

Income taxes. During the quarter ended September 30, 2003, the Company generated pre-tax losses in the U.S. for which no tax benefit was recorded, and recorded a $0.2 million income tax expense against earnings at its foreign locations. For the quarter ended September 30, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in a net benefit of $0.1 million.

Net loss. Due to the factors discussed above, net loss increased $0.1 million, from $0.4 million during the three months ended September 30, 2002 to end this period at $0.5 million.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Net sales. Net sales of $88.6 million for the nine months ended September 30, 2003 were 6.3% higher than the $83.3 million in the same period of 2002. Net sales of traditional valve products increased 2.8% or $1.6 million while net sales of motion control products increased 9.2% or $1.4 million and sales of air preparation products increased 17.0% or $2.3 million. North American sales increased 3.7% or $2.6 million and international sales increased 19.1% or $2.7 million. This $5.3 million increase in sales was attributed to changes in currency rates on consolidated foreign subsidiaries, new product introductions, programs and focused selling targeting specific customer groups, coupled with the generally improved business climate.

Gross profit. Gross profit was $34.0 million, or 38.3% of net sales, for the nine months ended September 30, 2003 compared with $31.8 million, or 38.2% of net sales, in the same period of 2002. Increased volume was responsible for the increased gross profit.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $21.8 million for the nine months ended September 30, 2003, compared to $19.2 million for the same period in 2002. This $2.6 million increase was in response to the increased sales levels, as the Company invested in its marketing and customer service areas and continued filling vacant positions.

Operating income. Operating income for the nine months ended September 30, 2003 was $11.9 million compared to $12.5 million in the same period in 2002. This $0.6 million decrease occurred as the increase in marketing and customer service expense more than offset the higher gross profit. Operating income in North America decreased $0.6 million, while the international segment’s operating income remained substantially equal to the same period in 2002.

Interest and other financing expenses. Interest expense decreased $1.1 million from $13.7 million in the first nine months of 2002 to $12.6 million in 2003, primarily as a result of the Company’s more favorable interest rates on its new senior debt facility.

Net gain on early extinguishment of debt and repurchase of notes. During January 2003 the Company refinanced its senior debt, and as a result recorded net charges related to the write-off of deferred financing costs for its old senior debt of $3.4 million. During February and March 2003 the Company repurchased approximately $15.0 million face value of its 9 5/8% senior subordinated notes resulting in a net gain of $5.6 million.

Other. Other income of $0.8 million for the nine months ended September 30, 2003 was primarily attributable to realized and unrealized foreign exchange gains, which resulted from the weakening of the U.S. dollar against major foreign currencies, compared to $0.6 million foreign exchange gains in the nine months ended September 30, 2002.

Income taxes. The Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for the nine months ended September 30, 2003 of $0.9 million. For the nine months ended September 30, 2002 the Company recorded a tax benefit on losses at its U.S. locations which, when combined with income tax expense at its foreign locations, resulted in no net tax expense.

Net income (loss). Due to the factors discussed above, net income increased $2.0 million, from a loss of $0.7 million during the nine months ended September 30, 2002 to end this period at $1.3 million.

Liquidity and Capital Resources

Working capital was $35.2 million at September 30, 2003 compared to $38.6 million at December 31, 2002. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $151.7 million at September 30, 2003 compared to $158.6 million at December 31, 2002. This decrease was primarily a result of the Company’s repurchase of $15.0 million of its 9 5/8% senior subordinated notes, which was accomplished through additional term loan borrowings of $10.0 million. The Company estimates that borrowing base limitations would have limited the Company’s revolving credit availability to approximately $25.8 million as of September 30, 2003.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” as defined in Item 303(a)(4) of Regulation S-K.

Specified Contractual Obligations

There have been no material changes in the information that would be provided under Item 303(a)(5) of Regulation S-K from March 31, 2003 to September 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to September 30, 2003.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2003 and have concluded that there are no significant deficiencies or material weaknesses. There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of Chief Executive Officer – Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer – Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer – Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer – Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED

By:	/s/ ROBERT P. ROBESON

Robert P. Robeson Vice President, Treasurer and Chief Financial Officer; on behalf of the registrant and as its principal financial officer

Date: November 12, 2003