Form 10-K
period 2003-12-31
NUMATICS INC
filed 2004-03-29
CIK 1007298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

  For the transition period from              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. $0 (Registrant’s common equity has no trading market.)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date: Common Stock: 2,397,235 shares as of March 26, 2004

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K report, including the information provided under item 1 and under item 7, contains forward-looking statements, which can be identified by the use of the future tense or other forward-looking terms such as “may,” “intend,” “will,” “expect,” “anticipate,” “plan,” “management believes,” “estimate,” “continue,” “should,” “strategy,” or “position” or the negatives of those terms or other variations on them or by comparable terminology. In particular, any statements, express or implied, concerning future operating results or the ability to generate net sales, income, future compliance with debt covenants, or cash flow to service indebtedness are forward-looking statements. Investors are cautioned that reliance on any of those forward-looking statements involves risks and uncertainties and that, although Numatics’ management believes that the assumptions on which those forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those assumptions. The uncertainties in this regard include, but are not limited to, those identified in “Risk Factors” under item 1. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by Numatics that its plans and objectives will be achieved. All forward-looking statements are expressly qualified by the cautionary statements contained in this paragraph and in “Risk Factors” below. Numatics undertakes no duty to update any forward-looking statements.

PART I

ITEM 1. BUSINESS

Numatics, Incorporated (“Numatics” and, together with its subsidiaries, the “Company”) is a global manufacturer and marketer, both directly and through its subsidiaries, of pneumatic valves, actuators, and related specialty products. The Company’s principal market is the United States, in which it is the largest manufacturer in its core product: directional control, base mounted, 4-way pneumatic valves. The Company also conducts operations in several foreign countries, including Canada, Germany, England, Italy, France, the Netherlands, Hungary, Taiwan and Mexico.

Numatics was incorporated in 1990 to purchase the assets of its predecessor corporation. Its common stock is privately held, principally by management.

In 1998, in an exchange offer registered under the Securities Act of 1933, Numatics issued $115.0 million of Series B 9.625% senior subordinated notes (the “Series B Notes”) in exchange for a substantially identical series of senior subordinated notes it had issued in a private placement earlier that year. The Series B Notes are guaranteed by all of Numatics’ domestic subsidiaries. Some additional information concerning the Series B Notes and the indenture under which they were issued is provided below under “Risk Factors —Leverage,” “—Subordination,” and “—Possible Inability to Repurchase Series B Notes upon a Change in Control,” and in note 2 to the Company’s 2003 consolidated financial statements. More extensive information concerning the Series B Notes is contained in the Form S-4 registration statement (SEC File No. 333-51355) under which the Series B Notes were registered for purposes of the exchange offer, which can be found at the SEC’s web site (www.sec.gov).

New Senior Financing

Effective January 6, 2003, the Company entered into a senior loan agreement with a group of lenders for which Wells Fargo Foothill (f/k/a Foothill Capital Corporation) acts as agent. The loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements; (c) an initial $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans. The Company used the proceeds from the senior loan agreement to repay all of its indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital Strategies, Ltd. As a result, the Company wrote off deferred financing costs and early termination fees related to the former senior credit facilities of $3,483,619.

The Company’s revolving credit facilities and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The revolving credit facilities bear interest at variable rates based on prime or LIBOR, at the Company’s election. The weighted average of the rates for the revolving credit facility during 2003 was approximately 5.18% per annum.

In 2003, the Company repurchased $14,980,000 face amount of its Series B Notes for a total purchase price of $8,870,225. The Company recognized a gain of $5,636,668, net of costs and write-off of deferred financing fees of $473,107.

On December 31, 2003, the Company and its lenders agreed to an amendment to the terms of the senior loan agreement which permits the Company to sell its Franklin, Tennessee property and replace it with a new facility in Mt. Pleasant, Tennessee, and revised certain financial covenants to include lower thresholds on EBITDA, fixed charge coverage and senior interest coverage.

Sale of Tennessee building

On February 13, 2004 the Company sold its Franklin, Tennessee building for $5,150,000, before costs, for a gain on the sale of $719,000. Proceeds of this sale will be used to pay off the $2.1 million industrial revenue bond and to fund the construction of a new building in Mt. Pleasant, Tennessee. The Company has entered into a lease agreement with the purchaser of the Franklin building through July 15, 2004, at which time the Mt. Pleasant building is expected to be complete and the facilities moved.

Risk Factors

As noted above under “Cautions Regarding Forward-Looking Statements,” the information provided under this item 1, as well as elsewhere in this Form 10-K report, includes forward-looking statements. Although management believes that the plans, intentions, and expectations concerning the Company reflected in those forward-looking statements are reasonable, it can give no assurance that those plans, intentions, or expectations will be achieved. Important factors that could cause actual results to differ materially from those included in or suggested by any forward-looking statements are set forth below and elsewhere in this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Risk Factors set forth below.

Leverage. The Company is highly leveraged. On January 31, 2004, the Company had total indebtedness of approximately $150.4 million and an accumulated deficiency of approximately $88.6 million. As of that date, the aggregate debt of the Company to which the Series B Notes are subordinated (“Senior Debt”), which includes borrowings under its term loan and revolving credit facilities, was approximately $45.7 million, and approximately $17.9 million would have been available for additional borrowing under the revolving credit facility, subject to borrowing base limitations. The indenture governing the Series B Notes permits the incurrence of additional indebtedness, including Senior Debt, by Numatics and its subsidiaries in the future, subject to certain limitations.

The Company’s current annual debt service requirement is approximately $18.8 million. The Company’s ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness (including the Series B Notes) will depend on its future performance, which to some extent is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control. Based upon the Company’s current level of operations and future business which has been awarded, management believes that cash flow from operations and available cash, together with available borrowings under the revolving credit facility, will be adequate to meet the Company’s future liquidity needs until the scheduled expiration of the credit facilities, at which time the Company would expect to replace the credit facilities. However, there can be no assurance that the Company’s business will generate sufficient cash flow from operations, that anticipated growth opportunities and operating improvements will be realized, or that future borrowings will be available under the revolving credit facility, or a replacement credit facility, in an amount sufficient to enable the Company to service its indebtedness, including the Series B Notes, or to fund its other liquidity needs. The revolving and term loans under the senior loan agreement mature prior to the maturity of the Series B Notes, and there can be no assurance that the Company will be able to replace the credit facilities, or refinance any other indebtedness, on commercially reasonable terms or at all.

The degree to which the Company is leveraged could have important consequences to investors, including, but not limited to, making it more difficult for the Company to satisfy its obligations with respect to the Series B Notes, increasing the Company’s vulnerability to general adverse economic and industry conditions, limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, requiring the dedication of a substantial portion of the Company’s cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes, limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the industries it serves, and placing the Company at a competitive disadvantage compared to less leveraged competitors. In addition, the indenture governing the Series B Notes and the credit facilities contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on the Company.

Subordination. The Series B Notes are subordinated in right of payment to all of Numatics’ current and future Senior Debt (as defined in the indenture governing the

Series B Notes), and the guarantees of the Series B Notes by the Guarantors (the “Subsidiary Guarantees”) are subordinated in right of payment to all current and future Senior Debt of the Guarantors. As defined in the governing indenture, the term Senior Debt includes the loans under the Company’s senior loan agreement and the Guarantors’ guarantees of those loans. The loans under the senior loan agreement are secured by substantially all of the assets of Numatics and its domestic, Canadian, and German subsidiaries, all of the outstanding voting stock of Numatics’ German holding company, and 65% of the capital stock of most of Numatics’ other foreign subsidiaries. Due to these subordination provisions, upon any distribution to creditors of Numatics or any Guarantor in a liquidation or dissolution of Numatics or the Guarantor or in a bankruptcy, reorganization, insolvency, receivership, or similar proceeding relating to Numatics, a Guarantor, or the property of Numatics or a Guarantor, the holders of Senior Debt of Numatics or the Guarantor, respectively, will be entitled to be paid in full before any payment may be made with respect to the Series B Notes or the related Subsidiary Guarantee. In addition, under the governing indenture, payments with respect to the Series B Notes and the Subsidiary Guarantees will be blocked in the event of a payment default on Designated Senior Debt (defined in the indenture to include the loans under the Company’s senior loan agreement and the related guarantees of those loans) and may be blocked for up to 179 days each year in the event of certain non-payment defaults on Designated Senior Debt.

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

The Company derives a significant portion of its revenue from Numatics’ foreign subsidiaries, which have not guaranteed the Series B Notes. Holders of indebtedness of, and trade creditors of, those foreign subsidiaries generally would be entitled to payment of their claims from the assets of the affected subsidiaries before any of those assets are made available for distribution to Numatics. The indenture governing the Series B Notes permits the incurrence of substantial additional indebtedness by Numatics’ foreign subsidiaries and permits investments by Numatics or other subsidiaries in those subsidiaries. In the event of a bankruptcy, liquidation, or reorganization of a subsidiary that has not guaranteed the Series B Notes, holders of any of that subsidiary’s indebtedness will have a claim to the assets of the subsidiary that is prior to Numatics’ interest in those assets. As of December 31, 2003, the total liabilities of subsidiaries that have not guaranteed the Series B Notes were $14.5 million, excluding obligations owed to other Numatics entities, which are eliminated in the consolidation.

Dependence upon John Welker. The Company’s continued success will be substantially dependent upon the efforts of John Welker. Mr. Welker has been Numatics’ Chairman, President, and Chief Executive Officer since 1990. He also owns over 80% and controls the vote of over 93% of Numatics’ outstanding common stock, which means he is in a position to elect its Board of Directors and to control its management, policies, and operations. When he acts in his capacity as a Numatics shareholder, Mr. Welker does not owe fiduciary duties to holders of Series B Notes or other Numatics investors.

The Company could be adversely affected if Mr. Welker were to become unwilling or unable to continue as head of Numatics’ management team. It is an event of default under the senior loan agreement if Mr. Welker ceases to be the President and Chief Executive Officer of Numatics or ceases to have the ability to elect a majority of its directors and if he is not replaced by a person satisfactory to the senior lenders. The Company maintains $27.5 million of key-man life insurance on Mr. Welker’s life, but that amount would not be sufficient to retire all existing indebtedness under the senior loan agreement should it become necessary to do so.

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

Absence of Patent Protection. The Company relies on unpatented proprietary technology to produce its core products, particularly its “lapped spool and sleeve” pneumatic valve manufacturing technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors, and collaborators who have access to this technology to enter into confidentiality agreements and limits access to certain of its proprietary processes. However, there can be no assurance that these agreements or procedures will provide meaningful protection for the Company’s trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If the Company is unable to maintain the proprietary nature of its technology, particularly its “lapped spool and sleeve” valve manufacturing technology, the Company could be materially adversely affected.

Segments

The Company reports its segments based on geographic area, which it divides between North American and International. See Note 7 of the notes to the Company’s consolidated financial statements filed as exhibit 99.1 to this Form 10-K for financial information about segments.

Industry Overview

The fluid power industry has grown out of manufacturers’ needs to automate repetitive tasks that previously had been performed manually. The industry can generally be divided into two major segments: hydraulics (use of liquids) and pneumatics (use of air or inert gas). While hydraulics can produce higher forces and, in some applications, better control, pneumatics generally provide faster speeds, lower cost, greater ease of use, and a more environmentally clean process. The Company competes only in the pneumatic segment of the fluid power market.

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

A valve is the primary pneumatic component that controls the intake and withdrawal of air into the actuator, with the valve’s movement typically controlled by a solenoid. In the Company’s “lapped spool and sleeve” valve, the position of the spool determines the direction of the air as it flows into the actuator. The flow of air from the valve causes the actuator rod to extend or retract, thereby moving a specific load. In many cases, an automated component, such as a gripper or guiding unit, may be attached to the actuator for material handling purposes.

Certain market segments to which the Company sells its products have been reducing the number of suppliers they deal with, including pneumatic component suppliers. As a result, companies within these market segments increasingly have used suppliers that can provide a full line of pneumatic components. Continuing the product line expansion begun by the Company’s predecessor in the late 1980s, the Company now offers its customers a full line of pneumatic components, including valves, actuators, and specialty products such as air preparation products, specialty valves, and grippers and guiding units.

Applications for pneumatic fluid power are numerous and diverse. Some of the largest industries that use pneumatic fluid power systems include packaging, automotive, machine tool, material handling, food and beverage, textile, printing, electronics/semiconductor, robotics, paper, and medical equipment. Pneumatic components primarily are used in automated manufacturing applications, but also can serve other functions, as do certain of the Company’s specialty valves used in oxygen concentrators sold by medical equipment manufacturers.

Products

Both in North America and internationally, the Company offers a complete line of pneumatic components, which can be described in three groups: valves, motion control products, and air preparation products. The Company’s core product historically has been pneumatic valves. Over recent years, the Company has expanded into additional product lines, decreasing its dependence on valves through its product diversification strategy. The table that follows illustrates this diversification trend since 1998.

	1998	2003
Net Sales	$139.4 million	$117.0 million

Valves	69.1%	63.5%
Motion Control Products	14.7%	19.1%
Air Preparation Products	16.2%	17.4%

Total	100.0%	100.0%

Valves. The Company is widely regarded as a leading manufacturer of high quality pneumatic valves used in fluid power applications. In a pneumatic system, the valve controls the flow of compressed air to an actuator (cylinder). The valve is the most important and complex component in any pneumatic system.

The Company’s success is largely derived from its proprietary “lapped spool and sleeve” technology developed by the Company’s founder in the 1950s. The original design is used in the Company’s valves today, although the manufacturing process has been improved continuously. The inner (spool) and outer (sleeve) components are a matched set, with the sleeve remaining stationary and the spool moving inside it to produce the switching of air flow. The sealing of the spool and sleeve is accomplished by the minute clearance between the two parts, measured in millionths of an inch, rather than by using soft rubber seals as in other designs. This minute clearance provides an air bearing, which avoids any metal-to-metal contact and allows frictionless movements, virtually eliminating heat and wear. This results in extremely long product life.

The patent on the “lapped spool and sleeve” product expired in 1973. However, the process for manufacturing the “lapped spool and sleeve” to the required tolerances remains a trade secret. The Company continues to closely guard this trade secret and limits the number of visitors and employees who have access to the manufacturing process. Several competitors have attempted to imitate the process, but management believes none has been able to duplicate the “lapped spool and sleeve” to the same high quality tolerances.

The Company manufactures a wide variety of valves, most of which can broadly be described as directional control, 4-way valves. Additionally, the Company manufactures and markets 3-way valves and a variety of other valves for specific customer applications.

The Company’s valve sales were $73.8 million, $73.4 million, and $74.2 million in 2001, 2002, and 2003, respectively.

Motion Control Products. In a pneumatic system, the actuator (or cylinder) serves as an “arm” for an automated task, allowing an object to be moved. Grippers and guiding units are material handling components, often serving as the “hands” of an automated process.

The Company’s actuator line includes: standard tie-rod cylinders made to National Fluid Power Association specifications, its “M” series actuator, a non-repairable miniature cylinder, a rodless cylinder based on technology it acquired in connection with its purchase of 12% of the stock of Univer, a large manufacturer of pneumatic products in Italy, rotary actuators, and a variety of small actuators.

The Company’s motion control sales were $21.1 million, $20.6 million, and $22.3 million in 2001, 2002, and 2003, respectively.

Air Preparation Products. The Company’s air preparation products include FRLs and air dryers. Air preparation products condition the air for use in the pneumatic system.

The Company’s air preparation products sales were $18.7 million, $18.2 million, and $20.5 million in 2001, 2002, and 2003, respectively.

Engineering

The Company is widely recognized as an innovator in the design, engineering, and manufacture of pneumatic components. The Company has a dedicated group of engineers, both domestically and internationally. Beginning with the “lapped spool and sleeve,” the Company has continued to produce engineering innovations, which include the following:

•	On-board electronics, which allow electronic signals to be passed through a single input/output source at faster transmission speeds

•	Electrical plug-in connections, which allow assembly of systems without the need for costly wiring

•	Integral speed controls and integral pressure controls, which are mounted between the valve and manifold to provide a complete control package

•	Manifolding, which reduces piping and space and allows factory assembly, reducing cost

•	Direct solenoid, which eliminates unnecessary pilot valves, improving reliability due to fewer parts

•	Die cast magnesium valves, providing maximum weight reduction and cost savings

•	“Nu-Plex,” the first fully integrated serial control system for fluid power applications

•	Aluminum cast valve bodies, which reduces the weight and cost of valves that had previously been made of bronze, cast iron, and brass

•	“Numasizing,” the first precise method of determining component size so as to accurately match desired performance with a valve configuration that uses the smallest amount of energy to get the job done

The Numasizing process is based on a computerized database containing empirical data from more than 250,000 test firings of pneumatic cylinders under different conditions. Numasizing is used at all of the Company’s locations throughout the world. The Company conducts seminars on Numasizing for its customers and offers for sale a proprietary program to enable them to use Numasizing in helping to design efficient systems for their customers.

Customers, Marketing, and Distribution

The Company’s customers consist of end users, machinery manufacturers (which incorporate the Company’s products in their machines), and distributors. As is common practice in the U.S. market, end users and machinery manufacturers generally purchase the Company’s products through its network of distributors. Alternatively, in international markets, customers typically purchase directly from the Company. In some cases, the end user will specify the Company’s products, regardless of distribution channel. The products sold by the Company are utilized in a diverse group of industries, and no one customer accounted for more than 4.6 % of total net sales in 2003.

Approximately 60.7% of the Company’s net sales in 2003 were from sales to distributors. The Company believes it maintains excellent relationships with its distributor network, which consists of approximately 114 distributors, including 70 in North America, 22 in Europe, 15 in Asia and 7 in South America.

The Company’s North American distributors are pneumatics specialists who sell only pneumatic components and do not sell hydraulic components. In most cases, the Company’s products represent these distributors’ principal source of income. Additionally, the only pneumatic valves these distributors carry are Numatics’ valves. The Company maintains an interactive relationship with its distributors, conducting periodic meetings in several cities and intensive training programs while encouraging feedback. The Company employs 13 regional managers in North America to train and assist its distributors. The Company’s distributors purchase products from the Company and maintain their own inventories.

The Company has a direct sales force of 119 employees, who sell to over 7,000 active direct customers worldwide, of which a significant portion is outside the United States. The Company also has maintained direct selling efforts with certain large end users and machinery manufacturers in North America.

Manufacturing

The Company has six domestic manufacturing facilities, including four in Michigan and one each in Ohio and Tennessee. The Company also has manufacturing plants in Ontario, Canada and Germany. The Company’s core valve products primarily are manufactured in its Highland, Michigan facility, which also is the Company’s headquarters. The final machining and matching of the Company’s proprietary “lapped spool and sleeve” valve components are carried out in a specially designed, temperature and humidity controlled area. This process is highly confidential. Visitors and employees who do not require access are not permitted in the facility, nor are equipment suppliers. All equipment setup for such operations is performed by the Company’s own employees.

The Company stresses quality control in all of its manufacturing and distribution facilities, and each valve is individually tested to meet specific tolerances before it can be shipped. Currently, all of the Company’s manufacturing facilities are ISO certified. The Company believes that the maintenance of ISO certification at each of its manufacturing facilities is a significant factor in maintaining its competitive position.

Components and Raw Materials

The principal raw materials and components used in manufacturing the Company’s products are aluminum castings, stainless steel, solenoids, and screw machine parts. All of these items are readily available from multiple suppliers, and the Company also produces a substantial portion of its own requirements of solenoids and screw machine parts. The Company purchases a significant portion of its aluminum castings from Taiwanese suppliers through its subsidiary in Taiwan. The Company has never experienced significant difficulty in acquiring needed parts and raw materials, and management believes the Company is not substantially dependent on any particular supplier.

Competition

The markets in which the Company operates are highly competitive. Competition is based primarily on quality, price, timely delivery, service, and breadth of product line. The markets in which the Company competes are highly fragmented, and many of its competitors do not currently offer the full range of products sold by the Company. However, some of the Company’s competitors are significantly larger and have greater financial and other resources than the Company.

The Company has the largest U.S. market share in its core product of directional control, base mounted, 4-way pneumatic valves. The Company’s most significant competitors in North America are Parker Hannifin, SMC Pneumatics and MAC Valves. Some of the Company’s major competitors in the valve market outside North America are SMC Pneumatics, Festo, and CKD. The motion control and air preparation products markets have different competitors such as Norgren IMI, Wilkerson, Phd., Robohand, Lee, and Clippard.

International Operations

Numatics, Ltd. in Ontario, Canada and Numatics GmbH in Germany operate manufacturing facilities, both of which are ISO certified. Numatics, Ltd. markets a full line of the Company’s products to the Canadian market and manufactures, among other products, lockout valves for the Company’s worldwide needs. Numatics GmbH manufactures some of the Company’s products and markets a full line of Numatics’ components to customers in Europe and Africa. Numatics GmbH maintains a dedicated engineering staff, which works together with the Company’s North American engineering personnel. Numatics’ other foreign operations primarily are sales and distribution facilities.

International sales accounted for approximately 18.6% of the Company’s 2003 net sales, and international assets accounted for approximately 19.1% of its total assets as of December 31, 2003. For additional financial information regarding foreign sales, see note 7 of the notes to the Company’s consolidated financial statements filed as exhibit 99.1 to this Form 10-K.

Backlog

The Company does not consider information concerning its backlog to be material due to its short order to ship cycle, therefore backlog information is not presented.

Employees

At December 31, 2003, the Company had 714 employees. Approximately 75 of those employees at that time were represented by the United Auto Workers under a contract expiring on March 20, 2005. The Company considers its employee relations to be good.

Environmental Matters

The Company’s plant on North Milford Road in Highland, Michigan, is the site of a groundwater contamination problem that became known in the early 1980s. The contamination was caused by a chemical (trichloroethylene) that was used for many years to degrease parts but which has not been used at the site since the early 1970s. A soil vapor extraction system was used to clean up the soil contamination, and a pump and treat system has been installed to purge the groundwater. The soil cleanup has been completed, and the Company is pursing a risk-based closure of the groundwater remediation program. This closure is expected to take about two years to complete at a cost of approximately $200,000. The Company has recorded a reserve for these future expenditures, which at December 31, 2003 was approximately $240,000. Management believes this reserve will be adequate to complete the remediation, although actual expenditures will depend on actual site conditions and other factors and are subject to change.

In 1989, a fluid spill site containing PCBs was discovered at the Company’s East Highland Road facility in Highland, Michigan. The source of the PCBs is believed to be a transformer that was accidentally ruptured in 1973 while sitting on the ground awaiting disposal. The area of the spill has been disturbed by subsequent paving of a portion of the area and soil removal following a non-PCB waste oil spill. Management estimates that future soils remedial work at this site will cost approximately $200,000, and has reserved this amount in the Company’s December 31, 2003 financial statements.

The sites discussed above are the only sites where the Company to date has identified any environmental contamination. However, most of the Company’s facilities have been in operation for many years, and several of the facilities have undergone little or no invasive testing to determine the presence or absence of environmental contamination. Except as discussed above concerning the two identified sites, compliance by the Company with federal, state, and local laws and regulations pertaining to the discharge of material into the environment has not had any material effect upon the Company in conducting its business, and management currently does not anticipate that compliance with these laws and regulations in the future will have any material effect upon the Company in conducting its business. However, due to the nature of its current operations (and those of its predecessor), and the history of industrial uses at some of its facilities, the Company does face some risk of additional exposure to environmentally-related liabilities.

ITEM 2. PROPERTIES

The Company conducts its business in Company-owned facilities, totaling approximately 271,750 square feet, and leased facilities, totaling approximately 148,900 square feet, of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the Company’s various business units. Leases expire at various times through 2008, and the Company generally has extension options.

The table that follows provides additional information concerning each of these facilities.

LOCATION	SQUARE FEET	TYPE OF INTEREST	USES
United States
N. Milford Rd., Highland, MI	76,000	Owned	Company headquarters; valve components
Franklin, TN	68,000	Leased	Actuators
Sandusky, MI	57,300	Owned	Valves and solenoids
Lapeer, MI	41,600	Owned	FRLs and air dryers
Wixom, MI	15,700	Leased	Specialty valves & distribution facility
E. Highland Rd., Highland, MI	12,250	Owned	Warehousing
Westlake, OH	12,000	Leased	Grippers and guiding units
Forrester, MI	10,000	Leased	Warehousing
Phoenix, AZ	3,300	Leased	Electronic componentry design and fabrication
Rochester, NY	2,700	Leased	Distribution facility

International
St. Augustin, Germany	33,300	Owned	Valves and actuators
London, ON, Canada	40,000	Owned	Valves and actuators
Leighton, Buzzard, England	11,300	Owned	Distribution and sales
Taipei, Taiwan	8,000	Leased	Distribution and sales
Brescia, Italy	7,700	Leased	Distribution and sales
Vancouver, BC, Canada	6,000	Leased	Distribution and sales
Puebla, Mexico	5,000	Leased	Distribution and sales
Montreal, QB, Canada	3,600	Leased	Distribution and sales
Paris, France	3,400	Leased	Distribution and sales
Waardenburg, The Netherlands	1,600	Leased	Distribution and sales
Saltillo, Mexico	1,300	Leased	Distribution and sales
Budapest, Hungary	600	Leased	Distribution and sales

On February 13, 2004, the Company sold its Franklin, Tennessee building, which it will lease until completion of a replacement building in Mt. Pleasant, Tennessee. The Mt. Pleasant building is expected to be completed prior to July 15, 2004.

ITEM 3. LEGAL PROCEEDINGS

Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of Numatics’ shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Numatics’ only authorized class of equity security is its common stock. On March 26, 2004, there were six holders of the outstanding shares of the common stock, all but one of whom were Numatics employees. The common stock has no public trading market, all outstanding shares are subject to transfer restrictions, and the shares held by employees are subject to a Numatics repurchase option. See “Compensation Committee Interlocks and Insider Participation” under item 11.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data (in thousands)

	Year ended December 31
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Net sales	$116,958	$112,240	$113,563	$145,861	$140,120
Cost of products sold	72,414	69,558	70,528	92,328	87,686

Gross profit	44,544	42,682	43,035	53,533	52,434
Marketing, engineering, general and administrative expenses (1)	29,185	26,230	27,428	34,350	31,843
Michigan single business tax (2)	220	238	(62)	219	391

Operating income	15,139	16,214	15,669	18,964	20,200
Interest and other financing expenses	16,714	18,265	16,345	16,819	16,062
(Gain) loss on early extinguishment of debt and repurchase of notes, net	(2,153)	—	452	—	—
Other expense (income), net	(1,646)	(749)	1,176	1,729	1,732

Income (loss) before income taxes	2,224	(1,302)	(2,304)	416	2,406
Income taxes (3)	2,183	4,794	(520)	1,075	1,520

Net income (loss)	$41	$(6,096)	$(1,784)	$(659)	$886

	Year ended December 31
	2003	2002	2001	2000	1999
OTHER FINANCIAL DATA
Cash provided by operating activities	$6,460	$7,813	$9,410	$3,146	$4,294
Cash used in investing activities	(1,566)	(440)	(2,013)	(5,330)	(6,403)
Cash provided by (used in) financing activities	(5,632)	(7,674)	(6,785)	1,987	2,502

EBITDA (4)
Operating income	15,139	16,214	15,669	18,964	20,200
Depreciation and amortization (1)	5,903	5,452	5,488	6,137	5,444
Michigan single business tax (2)	220	238	(62)	219	391

Total EBITDA	21,262	21,904	21,095	25,320	26,035

Capital expenditures	1,588	452	1,972	5,588	6,407

BALANCE SHEET DATA
Working capital	$36,396	$38,630	$41,337	$44,283	$41,161
Total assets	93,551	97,457	104,943	114,564	114,553
Total long-term debt	151,855	158,645	161,847	164,199	162,392
Total shareholders’ deficit	(88,037)	(88,711)	(78,737)	(74,850)	(73,894)

(1)	On January 1, 2002, the Company adopted SFAS No. 142, under which goodwill is no longer amortized but is subject to annual impairment analysis.
(2)	The Michigan Single Business Tax is a state tax which is calculated based on operating activity and capital expenditure levels and is in lieu of a state income tax.
(3)	For 2002, the Company’s income tax expense included the creation of a valuation allowance on the Company’s U.S. deferred tax assets of $5.3 million.
(4)	“EBITDA” represents the sum of operating income plus depreciation and amortization and Michigan Single Business Tax. Information regarding EBITDA is presented because management believes (i) it is a widely accepted financial indicator of a company’s ability to incur and service debt, (ii) it reflects the non-cash effect on earnings of amortization and depreciation expense, and (iii) it is the basis on which compliance with certain of the financial covenants contained in the credit facility is principally determined. However, EBITDA does not purport to represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Also, the measure of EBITDA may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and the notes thereto, included elsewhere in this report.

Overview

The Company is a leading global manufacturer and marketer of pneumatic components. The Company’s net sales are principally derived from the sale of its products worldwide to over 7,000 customers, including a network of approximately 114 distributors. In recent years, the Company has diversified its revenue base through its expanded product lines and an increase in its percentage of international sales. In the U.S., the Company’s products are principally sold through a network of 43 distributors who purchase and stock Numatics’ products. In non-U.S. markets, a majority of sales are derived from direct customers.

The Company’s cost of products sold consists primarily of raw materials, labor, manufacturing overhead and purchased product costs. The Company has generally had success in passing through price increases in raw materials to its customers, although there can be no assurance that it will be able to continue to do so.

Results of Operations

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Net sales. The Company’s net sales for 2003 increased 4.2%, or $4.8 million, from $112.2 million in 2002 to $117.0 million in 2003. This increase was attributed to new product introductions, marketing programs, focused selling targeting specific customer groups, and changes in currency rates on consolidated foreign subsidiaries, coupled with the generally improved business climate. Net sales in North America increased 2.8%, or $2.6 million, while international sales increased 10.7%, or $2.2 million. For the year, Valves sales were up 1.1%, or $0.9 million, Motion Control sales were up 8.0%, or $1.7 million, and other sales were up 12.3%, or $2.2 million.

Gross profit. Gross profit for 2003 increased to 38.1% of net sales from 38.0% in 2002 as a result of economies of scale on the increased volume.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $29.2 million for 2003 compared to $26.2 million for 2002. Of this $3.0 million increase, approximately $1.4 million was due to changes in currency rates on the Company’s consolidated foreign subsidiaries. The balance of $1.6 million was primarily investments in the Company’s marketing and customer service activities.

Single business tax. Single business tax for 2003, at $0.2 million, was substantially equal to 2002.

Operating income. Operating income in 2003 was $15.1 million, or 12.9% of sales, compared to $16.2 million, or 14.4% of sales, in 2002. Increased marketing, engineering, general and administrative expenses offset gains made through increased sales and strengthened gross profit.

Interest and other financing expenses. Interest expense decreased $1.6 million from $18.3 million in 2002 to $16.7 million in 2003 as a result of the lower interest rates on the Company’s senior debt and lower debt levels, including the Company’s repurchase of $15.0 million of the Series B Notes.

Net gain on early extinguishment of debt and repurchase of notes. During January 2003 the Company refinanced its senior debt, and as a result recorded net charges related to the write-off of deferred financing costs for its previous senior debt of $3.4 million. During February and March 2003 the Company repurchased approximately $15.0 million face value of the Series B Notes resulting in a net gain of $5.6 million.

Other. Other income of $1.6 million in 2003 consisted primarily of unrealized foreign exchange gains, offset by minority interest and miscellaneous expense, and was substantially greater than the $0.7 million other income in 2002. This increase was primarily due to unrealized foreign exchange gains resulting from the decline of the U.S. dollar during 2003 compared to major foreign currencies.

Income taxes. The Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense for 2003 of $2.2 million. The Company’s income tax expense in 2002 of $4.8 million included the recording of a valuation allowance on the Company’s U.S. deferred tax assets of $5.3 million.

Net income. Due to the factors discussed above, net income increased $6.1 million, from a loss of $6.1 million in 2002 to end 2003 at substantially break-even.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net sales. The Company’s net sales for 2002 decreased 1.2%, or $1.4 million, from $113.6 million in 2001 to $112.2 million in 2002 as a continued result of the recession and general economic slowdown, which began in the United States in the fourth quarter of 2000. Net sales in North America decreased 1.5%, or $1.5 million, while international sales increased 0.3%, or $0.1 million. For the year, Valves sales were down 0.5%, or $0.4 million, Motion Control sales were down 2.0%, or $0.5 million, and other sales were down 2.8%, or $0.5 million. Although the total year 2002 was down compared to 2001, the fourth quarter was 17.9% higher, with North American sales up 14.5% and International sales up 34.7%.

Gross profit. Gross profit for 2002 increased to 38.0% of net sales from 37.9% in 2001. The full-year effect of cost savings and containment programs implemented during 2001 in response to the economic downturn was responsible for the continued improvement in gross profit.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses decreased $1.2 million in 2002, ending the year at $26.2 million. This continued improvement resulted from the full-year’s realization of cost savings begun during 2001 in response to the economic downturn, as well as the $0.5 million effect of not amortizing goodwill in 2002.

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

Interest and other financing expenses. Interest expense increased $2.0 million from $16.3 million in 2001 to $18.3 million in 2002 as a result of the higher interest rates on the Company’s senior debt and a $0.5 million increase in amortization of deferred financing costs.

Net loss on early extinguishment of debt and repurchase of notes. The write off of unamortized debt financing costs related to the refinancing of the Company’s senior credit facility in 2001 resulted in an expense of $0.5 million.

Other. Other income of $0.7 million in 2002 consisted primarily of unrealized foreign exchange gains, offset by minority interest and miscellaneous expense. Other expense in 2001 of $1.2 million was primarily unrealized and realized foreign exchange losses, coupled with minority interest and miscellaneous expense.

Income taxes. The Company’s income tax expense in 2002 of $4.8 million included the recording of a valuation allowance on the Company’s U.S. deferred tax assets of $5.3 million and was $5.3 million greater than the $0.5 million benefit recorded in 2001.

Net loss. Due to the factors discussed above, net loss increased $4.3 million, to a loss of $6.1 million for 2002.

Liquidity and Capital Resources

Working capital was $36.4 million at December 31, 2003, compared with $38.6 million at December 31, 2002. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Effective January 6, 2003, the Company entered into a senior loan agreement with a group of lenders for which Wells Fargo Foothill (f/k/a Foothill Capital Corporation) acts as agent. The loan agreement provides for: (a) $25,000,000 of three-year revolving credit facilities, subject to borrowing base requirements; (b) an additional $7,500,000 of three-year revolving credit facilities, subject to borrowing base requirements; (c) an initial $23,500,000 of three-year term loans; and (d) an additional $10,000,000 of term loans. The Company used the proceeds from the senior loan agreement to repay all of its indebtedness outstanding under its former senior credit facilities with LaSalle Business Credit, Inc. and its Canadian affiliate and all of its indebtedness to American Capital Strategies, Ltd. As a result, the Company wrote off deferred financing costs and early termination fees related to the former senior credit facilities of $3,483,619.

The Company’s revolving credit facilities and term loans are secured by liens on substantially all of the assets of Numatics, Incorporated and its U.S., Canadian, and German subsidiaries. The revolving credit facilities bear interest at variable rates based on prime or LIBOR, at the Company’s election. The weighted average of the rates for the revolving credit facility during 2003 was approximately 5.18% per annum. The Company estimates that borrowing base limitations would have limited the Company’s revolving credit availability to approximately $21.9 million as of December 31, 2003.

In 2003, the Company repurchased $14,980,000 face amount of its Series B Notes for a total purchase price of $8,870,225. The Company recognized a gain of $5,636,668, net of costs and write-off of deferred financing fees of $473,107.

On December 31, 2003, the Company and its lenders agreed to an amendment to the terms of the senior loan agreement which permits the Company to sell its Franklin, Tennessee property and replace it with a new facility in Mt. Pleasant, Tennessee, and revised certain financial covenants to include lower thresholds on EBITDA, fixed charge coverage and senior interest coverage.

On February 13, 2004 the Company sold its Franklin, Tennessee building for $5,150,000, before costs, for a gain on the sale of $719,000. Proceeds of this sale will be used to pay off the $2.1 million industrial revenue bond and to fund the construction of a new building in Mt. Pleasant, Tennessee. The Company has entered into a lease agreement with the purchaser of the Franklin building through July 15, 2004, at which time the Mt. Pleasant building is expected to be complete and the facilities moved.

The Company expects to be in compliance with its covenants through 2004.

Off Balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table shows payments due by period on the Company’s long-term debt, operating lease obligations and capital lease obligations as of December 31, 2003, as defined in Item 303(a)(5) of Regulation S-K:

	Payments Due by Period
	Total	Within one year	One to three years	Three to five years	Beyond five years
Long-term debt	$151,855,171	$4,042,855	$44,970,247	$100,742,069	$2,100,000
Operating leases	2,308,682	1,272,593	934,922	101,167	—
Capital leases	14,030	5,158	7,538	1,334	—

The Company had no material purchase obligations.

Significant Accounting Policies and Use of Estimates

The Company’s significant accounting policies are more fully described in note 1 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

Long-Lived Assets. The Company evaluates its properties for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. The recoverability estimates are based on the projected future cash flows expected to result from the use of the assets at various facilities. An impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value.

Goodwill is evaluated for impairment annually following the provisions of SFAS No. 142 whereby the fair values of the Company’s reporting units are compared to their carrying amount, including goodwill.

The Company periodically evaluates its other intangible assets for indicators of impairment in value. If impairment is indicated, the Company evaluates its related undiscounted cash flows and, if appropriate, revalues the asset based on its fair value.

Pension and Other Postretirement Benefits. The Company maintains defined benefit pension plans on substantially all United States hourly employees and substantially all Canadian employees. The Company also provided postretirement benefits for certain domestic employees. For financial reporting purposes, net periodic pension and other postretirement benefit costs are calculated based upon a number of actuarial assumptions including discount rate, rate of return on assets and certain demographic data. Each of these assumptions is based on Company judgment, considering all known trends and uncertainties. Any future changes to the discount rate will impact future net periodic pension expense. Actual asset returns for our pension plans significantly below our assumed rate of return would result in higher net periodic expense in future years. Actual annual rates of increase in costs of covered postretirement healthcare above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

Income Taxes. The Company provides an estimate of actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Based on known and projected earnings information and tax planning strategies, the Company then assesses the likelihood that the deferred tax assets, including net operating loss carryforwards, will be recovered. To the extent that the Company believes recovery is not likely, a valuation allowance is recorded. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Based on an analysis of both positive and negative evidence, including a three-year cumulative tax loss from its U.S. operations, the Company recorded a valuation allowance against the total U.S. net deferred tax asset as of December 31, 2003 and 2002. In the event that actual results differ from the estimates or facts or circumstances change in future periods, the effects of these adjustments could materially impact the financial position and results of operations.

Other Matters

As further discussed in item 11, under “Compensation Committee Interlocks and Insider Participation,” Numatics, Mr. Welker, and all of the Company’s other employee-shareholders are parties to an agreement under which the Company has the option, but not the obligation, to redeem the shares of any such shareholder upon the happening of certain events, including death, disability, or termination of employment. This agreement covers 93.34% of the Numatics’ shares currently outstanding. At December 31, 2003, the total redemption value of these optioned shares was $43.8 million. The indenture governing the Series B Notes and the senior loan agreement contain substantial limitations on Numatics’ ability to redeem shares but permit redemptions, including limited cash redemptions, in certain cases. If one of the triggering events were to occur, the Numatics Board of Directors would decide whether to exercise the option based on the facts and circumstances existing at that time. In making such a determination, the Board could be expected to consider the following factors, among others: the limitations contained in the indenture and the senior loan agreement, the Company’s ability to pay or finance the redemption price, the Company’s other anticipated cash needs, and other then-existing business and economic conditions.

Each of the management shareholders of certain Numatics subsidiaries (Numation, Numatech and the Company’s subsidiary in Taiwan) is required to sell his subsidiary shares to Numatics (or the subsidiary) upon such shareholder’s (i) death, (ii) permanent disability or (iii) termination of employment with the Company. The price to be paid by the Company for such shares will be determined by a formula based upon a multiple of earnings of the relevant subsidiary. The obligations of the Company to purchase such shares are not subject to any limitations. However, the payment of these amounts may be prohibited by the terms of the Series B Note indenture. Currently, the amounts that would be payable under these agreements are approximately $850,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in note 2 to the consolidated financial statements filed with this Form 10-K as exhibit 99.1. Information with respect to the Company’s level of business outside the United States that is subject to foreign currency exchange rate market risk is contained in note 7 to those consolidated financial statements under the caption “Segment and Geographic Information.” Those notes are hereby incorporated in this item by reference.

Interest Rate Risk

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. The Company had total debt of $150.4 million at January 31, 2004, of which $47.8 million was variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase from the interest rates in effect as of January 31, 2004 and consistent levels of debt and cash, the estimated annual reduction in future earnings, before tax, would be approximately $ 0.9 million.

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

As of December 31, 2003, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $16.1 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.6 million.

The sensitivity analysis presented assumes a parallel shift in all foreign currency exchange rates. Exchange rates for different currencies do not necessarily move in the same direction. Accordingly, this assumption may overstate the impact of changing exchange rates on the Company’s assets and liabilities denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated in this item by reference to the Company’s consolidated financial statements filed with this Form 10-K as exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the fiscal year covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table that follows sets forth the name, age at December 31, 2003, and position with the Company of each person who currently is a Numatics director or an executive officer of the Company. Information concerning the business experience for at least the past five years of each of the persons named is provided after the table. All Numatics directors are elected for terms of one year and until their successors are elected and qualified.

Name	Age	Position

John H. Welker	63	Chairman, President and Chief Executive Officer

Robert P. Robeson	57	Vice President, Treasurer, Secretary and Chief Financial Officer

David K. Dodds	55	Vice President—Sales & Marketing

David M. Tenniswood	67	Director

Albert A. Koch	61	Director

John P. Musat	58	Director

John J. Collins	52	Director

John H. Welker has been with Numatics (and its predecessor) for a total of 38 years. He has been Numatics’ Chairman of the Board, President, and CEO since 1990. He was President of Numatics’ predecessor from 1983 until 1990 and prior to 1983 held a variety of management positions within that predecessor company. Mr. Welker is also a Director of Clarkston Financial Corporation.

Robert P. Robeson joined Numatics’ predecessor as Chief Financial Officer in 1988 and in 1990 also was named Vice President, and its Treasurer and Secretary. Prior to joining Numatics’ predecessor, Mr. Robeson was CFO of Gelman Sciences, a publicly traded company.

David K. Dodds has been Vice President-Sales & Marketing since 1994. Prior to that, he was President of Numatics, Ltd., the Company’s Canadian subsidiary, a position he was appointed to in 1980.

David M. Tenniswood has been a Numatics Director since 1990. He has been the President and Chief Executive Officer of Aqua-Chem, Inc. (manufacturer of boilers and water purification and treatment products) since October 20, 1999. Prior to that he was Vice President – European Operations of the Company from 1996 through March 31, 1998 and prior to 1996, Mr. Tenniswood was President of the Controls Group at MascoTech for ten years. Mr. Tenniswood is also a Director of Aqua-Chem, Inc., and Woods Equipment Co.

Albert A. Koch has been a Numatics Director since 1990. He is a Consultant with AlixPartners, LLC (formerly known as Jay Alix & Associates), where he has been since 1995. Mr. Koch is also a director of Champion Enterprises, Inc. The Board has identified Mr. Koch as an “audit committee financial expert” as that term is defined in the applicable SEC rules and that he is independent. (While the Company is not a listed issuer, the Board applied the independence standards set forth in Rule 4200(a)(15) of the NASD’s listing standards for purposes of making this determination.)

John P. Musat has been a Numatics Director since 1996. He is Vice President, Manufacturing Technology at Metaldyne – Forging Operations (cold steel extruder) and has been with them since 1982.

John J. Collins has been a Numatics Director since 2000. He has been the Senior Vice President and General Counsel of Champion Enterprises, Inc. since 1997. Prior to joining Champion Enterprises, Inc. he was a Senior Principal and Managing Director of Miller, Canfield, Paddock and Stone, P.L.C. (law firm).

Numatics, Inc. has adopted a code of ethics applicable to our Chief Executive Officer, our Chief Financial Officer, and persons performing similar functions. The Company will provide to any person, without charge, upon request, a copy of this code upon written request addressed to Investor Relations; Numatics, Incorporated; 1450 N. Milford Rd.; Highland, MI 48357.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Information

The table that follows provides information for the Company’s last three fiscal years concerning the compensation of John H. Welker, Numatics’ CEO, and the two other individuals who were executive officers of Numatics during 2003.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation (1)		All Other Compensation (2)
		Salary	Bonus
John H. Welker, Chairman, President and CEO	2003 2002 2001	$382,552 415,148 239,422	$111,353 — —	$8,250 8,250 6,900

Robert P. Robeson, Vice President, Treasurer, and CFO	2003 2002 2001	165,907 142,785 137,490	66,227 — 45,639	8,250 7,106 6,900

David K. Dodds, Vice President—Sales and Marketing	2003 2002 2001	150,214 132,687 127,624	53,933 — 44,027	8,250 6,900 6,900

(1)	Does not include perquisites and other personal benefits provided to named executives, the incremental cost of which to the Company in each case was less than 10% of the pertinent executive’s salary and bonus for the year.
(2)	For each executive, includes a Company contribution of $4,250 in each of 2003 and 2002 and $3,500 in 2001 to the Company’s defined contribution and employee savings plan and, in each year, a Company matching contribution to that plan based on the executive’s contribution.

Welker Employment Agreement

Numatics has an agreement with John Welker for his employment as CEO through December 31, 2008. Under this agreement, he is entitled to a salary at specified rates ($440,000 for 2004, increasing annually thereafter to $535,000 for 2008), and to a cash performance bonus supplementing his salary determined pursuant to a formula based on the Company’s operating performance relative to its operating budget. The agreement also contemplates that Numatics’ Board of Directors annually will consider whether he should be paid a discretionary bonus, whether or not a performance bonus also is payable.

During the term of the agreement, Numatics is entitled to terminate Mr. Welker’s employment at any time for any reason, upon 60 days’ prior notice to him, and also is entitled to terminate him for “cause” or in certain cases of “permanent disability” (as defined in the agreement), upon less prior notice. If the Company were to terminate him not for cause or permanent disability, or terminated him for permanent disability without having maintained certain disability insurance in effect for his benefit, he would be entitled to continuation of his regular salary for a one-year period commencing on his termination date. In addition, if Mr. Welker were to die while employed by the Company, the equivalent of his regular salary for a 60-day period thereafter would be payable to his estate.

The agreement imposes non-competition obligations upon Mr. Welker during his employment and for one year thereafter and also imposes confidentiality obligations upon him, which continue for five years after his employment termination date.

Deferred Compensation Plan

Numatics has a “top-hat” non-qualified deferred compensation plan, under which a small group of management-level employees could become entitled to receive cash distributions if certain conditions are satisfied. In general, under the plan as currently in effect, if a plan participant’s employment with the Company continues until his death, retirement at or after age 65, or disability (determined as specified in the plan), or if a participant remains in active Company service through the twelfth anniversary of the commencement of his employment, and his employment thereafter terminates other than in an Involuntary Discharge for Cause (as defined in the plan), which involuntary discharge would cause the forfeiture of his right to any distribution, then Numatics would become obligated to pay his distribution, without interest, in regular installments over a five-year period commencing within 60 days of his employment termination date. Similar five-year installment payment obligations also would arise under the plan with respect to all participants if Numatics elected to terminate the plan or if a Company Change in Control (as defined in the plan) should occur.

However, the current terms of the plan also provide for a pro rata reduction in the amounts of annual installment payments to distributees and for lengthening the installment payment period if Numatics becomes obligated to make payments to more than one distributee at the same time, to the extent (if any) necessary to prevent total annual payments to the distributees in excess of 3.0% of the Company’s prior year earnings before interest, taxes, depreciation, and amortization. In addition, the plan provides that no distribution payments whatsoever may be made prior to January 31, 2004.

Five of the Company’s employees and two retired executives participate in this plan, including all of the named executives. The distribution amounts for the named executives are as follows: Mr. Welker, $2,643,546; Mr. Robeson, $105,398; Mr. Dodds, $151,757.

Directors’ Compensation

Numatics pays a meeting fee of $1,600 to each director not also employed by the Company for each meeting of the Numatics Board of Directors that he attends.

During 2000, Numatics issued three of its non-employee directors options to purchase shares of Numatics common stock for $17.50 per share. Messrs. Tenniswood and Koch were each issued options to purchase 6,000 shares; Mr. Musat was issued options to purchase 3,000 shares. Each option is currently exercisable with respect to 80% of the covered shares and will become exercisable as to an additional 20% next year if the holder continues to be a director. As a condition to exercising an option, the director will be required to enter into a stock transfer agreement that will, among other things, restrict the transfer of the purchased shares, give Mr. Welker the right to vote them, give the Company the right to repurchase them in certain events (including the death or resignation of the director), and give the director the right to sell them to the Company (subject to certain limitations and in any event only if the Board of directors determines that the purchase would be in the Company’s best interest). Repurchases under the stock transfer agreement would be at a formula price based on the Company’s operating income for its most recently completed twelve-month period. None of the options has been exercised.

Employee directors are not paid any additional compensation for Board service.

Compensation Committee Interlocks and Insider Participation

All decisions concerning the 2003 compensation of the Company’s executive officers were reviewed by the Numatics Board of Directors. Except as described below, no current or former officer and no current employee of Numatics or of any of its subsidiaries participated in deliberations of the Board concerning executive compensation during 2003.

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

Numatics, Mr. Welker, each other current executive officer of the Company, and all of its other employees who own Numatics’ stock are party to a shareholder agreement that gives Numatics the option, but not the obligation, to purchase the shares of any shareholder party, including Mr. Welker, if the shareholder ceases to be a Company employee due to his death, his Total and Permanent Disability or Involuntary Discharge Without Cause (each as defined in the agreement), his retirement at or after age 65, or his resignation (if after the later of (i) November 29, 2002 or (ii) the twelfth anniversary of his date of hire by Numatics or its predecessor) for a redemption price to be determined by a formula intended to approximate the shares’ fair market value at the time of employment termination. This agreement covers 93.34% of the outstanding shares of Numatics common stock, 82.23% of which are held by Mr. Welker.

The Company employs Mr. Jeffrey Welker, son of John Welker, as Application Engineer. His total 2003 compensation was $78,339.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The Numatics, Incorporated Incentive Plan is a stock option plan adopted by the board of directors in 2000 for the purpose of providing incentive compensation to certain directors, key executives, and employees of the Company based on their contributions to long-term growth and profitability. The plan provides for the issuance of “non-qualified” stock options (i.e., options that are not intended to qualify for the special treatment provided for in Section 422 of the Internal Revenue Code) to employees and non-employee directors selected by a committee designated by the board. Subject to the terms of the plan, the committee has authority to establish the amount and other terms and conditions of each option granted. The plan provides that, unless the committee specifies a higher price at the time of grant, the per share exercise price of each option will be the value (determined pursuant to a formula specified in the plan) of a share of Numatics stock on a date determined by the committee. The plan authorizes the issuance of options covering a maximum of 200,000 shares, subject to adjustment for splits, reverse splits, and other changes in capital structure. Shares covered by options that expire or are terminated for any reason become eligible for issuance under future option grants. The following table provides information about outstanding options and shares remaining available for future issuance under the plan, which is the Company’s only equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	66,000 shares	$17.50 per share		134,000 shares
Equity compensation plans not approved by shareholders	-0-	(not applicable	)	-0-

Total	66,000 shares	$17.50 per share		134,000 shares

Over 5% Owners

So far as is known to the Company, the only persons who are beneficial owners (within the meaning of SEC Rule 13d-3) of over 5.0% of Numatics’ outstanding common shares are: (a) John H. Welker, whose ownership information is set forth below under “Management and Directors” and who maintains an address at the Company’s principal executive office; and (b) Harvard Private Capital Holdings, Inc. (the address of which is c/o Charlesbank Capital Partners LLC, 600 Atlantic Avenue, Boston, Massachusetts 02210), which holds 159,575 shares, representing 6.66% of the outstanding shares.

Management and Directors

The table that follows sets forth the beneficial ownership (for purposes of SEC Rule 13d-3) of shares of Numatics’ common stock by each Numatics director, each executive officer named in the Summary Compensation Table above, and all directors and current executive officers as a group.

Name of Beneficial Owner	Shares Owned	Percentage Owned
John H. Welker (1)	2,237,660.00	93.34%
Robert P. Robeson	78,391.25	3.27%
David K. Dodds	112,881.25	4.71%
David M. Tenniswood	0	—
Albert A. Koch	0	—
John P. Musat	0	—
John J. Collins	0	—
All directors and executive officers as a group (7 persons) (1)	2,237,660.00	93.34%

(1)	Mr. Welker has sole voting and dispositive power over 1,971,196.25 (82.23%) of the reported shares, which are his own, and sole voting power over all other outstanding shares, excluding those owned by Harvard Private Capital Holdings, pursuant to a voting agreement among Numatics, Mr. Welker and all of Numatics’ other shareholders who are Company employees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is included under item 12 and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees paid to our principal accountant, Ernst & Young LLP, for the fiscal years ended December 31, 2003 and 2002.

	2003	2002
Audit fees	$184,200	$180,500
Audit-related fees	29,600	34,700
Tax fees	371,600	152,300

Total	$585,400	$367,500

Audit fees include fees for services related to the annual audit, the reviews of quarterly reports on form 10-Q, and services that are normally provided by the accountant in connection with regulatory filings.

Audit-related fees are for the audit of the Company’s U.S. employee benefit plans and other assurances reasonably related to the performance of the audit or review of the financial statements.

Tax fees consist of both U.S. and international tax compliance and consulting services.

All of the services performed by Ernst & Young that are described above were pre-approved by the audit committee.

Audit Committee Pre-Approval Policies and Procedures

All services provided by the Company’s independent auditors, Ernst & Young LLP, are subject to pre-approval by the Company’s audit committee. The audit committee charter does provide the delegation of pre-approval for some services to the Company’s management in the event that there is a need for such approval prior to the next full audit committee meeting. However, a full report of any such interim approvals must be given at the next audit committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. (All contained in Exhibit 99.1 to this report. Page numbers shown below.)

Consolidated Financial Statements

Numatics, Incorporated

Years ended December 31, 2003, 2002, and 2001

with Report of Independent Auditors

2. Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts

(found at page F-1 of this report)

3. Exhibits. The following exhibits are filed with this Form 10-K or incorporated herein by reference:

Exhibit No	Description
(e) 3.1.1	Article of Incorporation of Numatics, as amended

(a) 3.1.2	Bylaws of Numatics

(a) 3.2.1	Articles of Incorporation of Numation, Inc., as amended

(a) 3.3.2	Bylaws of Numation, Inc., as amended

(a) 3.2.1	Articles of Incorporation of Numatech, Inc., as amended

(a) 3.3.2	Bylaws of Numatech, Inc., as amended

(a) 3.4.1	Articles of Incorporation of Micro-Filtration, Inc. as amended

(a) 3.4.2	Bylaws of Micro-Filtration, Inc., as amended

(a) 3.5.1	Articles of Incorporation of Ultra Air Products, Inc. as amended

(a) 3.5.2	Bylaws of Ultra Air Products, Inc., as amended

(a) 3.6.1	Articles of Incorporation of Microsmith, Inc., as amended

(a) 3.6.2	Bylaws of Microsmith, Inc., as amended

(a) 3.7.1	Articles of Incorporation of I.A.E. Incorporated

(a) 3.7.2	Bylaws of I.A.E. Incorporated

(a) 4.1.1	Indenture, dated as of March 23, 1998, among Numatics, the Guarantors identified there, and First Trust National Association, as trustee

(a) 4.1.2	Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors identified in Indenture)

(a) 4.1.3	Supplemental Indenture, dated as of January 25, 1999, by which Empire Air Systems, Inc. became a Guarantor

(f) 4.2.1	Loan and Security Agreement dated as of January 6, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent (exhibits and schedules omitted)

4.2.2	First Amendment to Loan and Security Agreement dated as of February 25, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent

4.2.3	Second Amendment to Loan and Security Agreement dated as of May 15, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent

4.2.4	Third Amendment to Loan and Security Agreement dated as of December 31, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Foothill (f/k/a Foothill Capital Corporation), as arranger and administrative agent (exhibits and schedules omitted)

(a) 10.1.1	Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a) 10.1.2	Numatics, Incorporated Tag-Along and Drag-Along Agreement, dated January 3, 1996, among Numatics, Harvard Private Capital Holdings, and shareholders of Numatics

(a) 10.1.3	Registration Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a) 10.1.4	Form of Guaranty Agreement between Harvard Private Capital Holdings and I.A.E. Incorporated, dated as of March 23, 1998 (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

(a) 10.1.5	Agreement, dated as of March 23, 1998, between Numatics and Harvard Private Capital Holdings

(a) 10.2.1	Amended and Restated Stock Transfer Agreement, dated December 28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995, David K. Dodds, Donald E. McGeachy, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd March 10, 1993, Robert P. Robeson, John A. Acuff, Bruce W. Hoppe, David King, and Philip Robinson

(b) 10.2.2	First Amendment, dated June 30, 1998, to Amended and Restated Stock Transfer Agreement

(a) 10.3	Voting Agreement, dated as November 29, 1990, among Numatics (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

10.4	Employment Agreement, as of January 1, 2004, between Numatics and John H. Welker**

(a) 10.5	Numatics, Incorporated Amended and Restated Deferred Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

(d) 10.6.1	Numatics, Incorporated Incentive Plan adopted June 29, 2000**

(d) 10.6.2	Form of Stock Transfer Agreement referred to in Incentive Plan**

21.1	List of subsidiaries of Numatics

31.1	Certification of Chief Executive Officer – Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer – Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer – Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer – Section 906 of Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements—Numatics, Incorporated—Years ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors

(a)	Incorporated by reference to exhibit to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)
(b)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)
(c)	Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)
(d)	Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)
(e)	Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 333-51355)
(f)	Incorporated by reference to exhibit to Form 8-K filed on January 15, 2003 (File No. 333-51355)
**	Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2003.

SCHEDULE II - Valuation and Qualifying Accounts

(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period
Year ended December 31, 2003
Accounts receivable allowance	$445	$131	$243	(1)	$333
Inventory reserve	964	356	301	(2)	1,019
Deferred tax asset valuation allowance	5,299	—	977	(4)	4,322

Year ended December 31, 2002
Accounts receivable allowance	$436	$225	$216	(1)	$445
Inventory reserve	1,081	159	276	(2)	964
Deferred tax asset valuation allowance	—	5,299	—	(3)	5,299

Year ended December 31, 2001
Accounts receivable allowance	$177	$446	$187	(1)	$436
Inventory reserve	498	583	—	(2)	1,081
Deferred tax asset valuation allowance	—	—	—		—

(1)	Uncollectible accounts charged off net of recoveries
(2)	Reduction in inventory reserves for inventory disposed of during the year and allowance for valuation changes
(3)	Based on an analysis of both positive and negative evidence, including a three-year cumulative tax loss from its U.S. operations, the Company recorded a $5.3 million valuation allowance against the deferred tax asset.
(4)	Reduction of valuation allowance due to net operating loss utilization and change in deferred tax asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUMATICS, INCORPORATED

/s/ John H. Welker
John H. Welker
President and Chief Executive Officer

Date: March 26, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ John H. Welker	President and Chief Executive Officer and Director	March 26, 2004
John H. Welker

/s/ Robert P. Robeson Robert P. Robeson	Vice President, Treasurer and Chief Financial Officer (also principal accounting officer)	March 26, 2004

/s/ David M. Tenniswood	Director	March 26, 2004
David M. Tenniswood

/s/ Albert A. Koch	Director	March 26, 2004
Albert A. Koch

/s/ John P. Musat	Director	March 26, 2004
John P. Musat

/s/ John J. Collins	Director	March 26, 2004
John J. Collins

Exhibit Index

Exhibit No	Description
(e) 3.1.1	Article of Incorporation of Numatics, as amended

(a) 3.1.2	Bylaws of Numatics

(a) 3.2.1	Articles of Incorporation of Numation, Inc., as amended

(a) 3.3.2	Bylaws of Numation, Inc., as amended

(a) 3.2.1	Articles of Incorporation of Numatech, Inc., as amended

(a) 3.3.2	Bylaws of Numatech, Inc., as amended

(a) 3.4.1	Articles of Incorporation of Micro-Filtration, Inc. as amended

(a) 3.4.2	Bylaws of Micro-Filtration, Inc., as amended

(a) 3.5.1	Articles of Incorporation of Ultra Air Products, Inc. as amended

(a) 3.5.2	Bylaws of Ultra Air Products, Inc., as amended

(a) 3.6.1	Articles of Incorporation of Microsmith, Inc., as amended

(a) 3.6.2	Bylaws of Microsmith, Inc., as amended

(a) 3.7.1	Articles of Incorporation of I.A.E. Incorporated

(a) 3.7.2	Bylaws of I.A.E. Incorporated

(a) 4.1.1	Indenture, dated as of March 23, 1998, among Numatics, the Guarantors identified there, and First Trust National Association, as trustee

(a) 4.1.2	Form of Series B Notes (including related Subsidiary Guarantees by the Guarantors identified in Indenture)

(a) 4.1.3	Supplemental Indenture, dated as of January 25, 1999, by which Empire Air Systems, Inc. became a Guarantor

(f) 4.2.1	Loan and Security Agreement dated as of January 6, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent (exhibits and schedules omitted)

4.2.2	First Amendment to Loan and Security Agreement dated as of February 25, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent

4.2.3	Second Amendment to Loan and Security Agreement dated as of May 15, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Foothill Capital Corporation, as arranger and administrative agent

4.2.4	Third Amendment to Loan and Security Agreement dated as of December 31, 2003 among Numatics, Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Foothill (f/k/a Foothill Capital Corporation), as arranger and administrative agent (exhibits and schedules omitted)

(a) 10.1.1	Securities Purchase Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a) 10.1.2	Numatics, Incorporated Tag-Along and Drag-Along Agreement, dated January 3, 1996, among Numatics, Harvard Private Capital Holdings, and shareholders of Numatics

(a) 10.1.3	Registration Agreement, dated as of January 3, 1996, between Numatics and Harvard Private Capital Holdings

(a) 10.1.4	Form of Guaranty Agreement between Harvard Private Capital Holdings and I.A.E. Incorporated, dated as of March 23, 1998 (Each of the other guarantors has executed an Amended and Restated Guaranty Agreement in substantially the same form.)

(a) 10.1.5	Agreement, dated as of March 23, 1998, between Numatics and Harvard Private Capital Holdings

(a) 10.2.1	Amended and Restated Stock Transfer Agreement, dated December 28, 1995, among Numatics, John H. Welker, individually and as trustee of the John H. Welker Trust u/a dtd December 28, 1995, David K. Dodds, Donald E. McGeachy, Henry Fleischer, individually and as trustee of the Henry Fleischer Trust u/a dtd March 10, 1993, Robert P. Robeson, John A. Acuff, Bruce W. Hoppe, David King, and Philip Robinson

(b) 10.2.2	First Amendment, dated June 30, 1998, to Amended and Restated Stock Transfer Agreement

(a) 10.3	Voting Agreement, dated as November 29, 1990, among Numatics (under its former name, Numatics Acquisition Corporation) and certain shareholders of Numatics

10.4	Employment Agreement, dated as of January 1, 2004, between Numatics and John H. Welker**

(a) 10.5	Numatics, Incorporated Amended and Restated Deferred Compensation Plan, adopted December 28, 1995, and related acknowledgements by Eligible Employees (as therein defined)**

(d) 10.6.1	Numatics, Incorporated Incentive Plan adopted June 29, 2000**

(d) 10.6.2	Form of Stock Transfer Agreement referred to in Incentive Plan**

21.1	List of subsidiaries of Numatics

31.1	Certification of Chief Executive Officer – Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer – Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer – Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer – Section 906 of Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements—Numatics, Incorporated—Years ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors

(a)	Incorporated by reference to exhibit to Registration Statement on Form S-4 filed on April 29, 1998 (File No. 333-51355)
(b)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 filed on July 10, 1998 (File No. 333-51355)
(c)	Incorporated by reference to exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-51355)

(d)	Incorporated by reference to exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 333-51355)
(e)	Incorporated by reference to exhibit to Form 8-K filed on January 15, 2003 (File No. 333-51355)
**	Indicates contract or compensatory plan or arrangement with one or more Numatics executive officers and/or directors