Form 10-Q
period 2004-03-31
NUMATICS INC
filed 2004-05-13
CIK 1007298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Common Stock – 2,397,235 shares as of May 12, 2004

INDEX

NUMATICS, INCORPORATED AND SUBSIDIARIES

Page No.	Description
1	PART I. FINANCIAL INFORMATION

1	Item 1	Consolidated Condensed Financial Statements (Unaudited)

5		Notes to Consolidated Condensed Financial Statements (Unaudited)

13	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

14	Item 3	Quantitative and Qualitative Disclosures About Market Risk

15	Item 4	Controls and Procedures

15	PART II. OTHER INFORMATION

15	Item 6	Exhibits and Reports on Form 8-K

16		Signatures

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Numatics, Incorporated

Consolidated Condensed Statements of Operations

	(Unaudited) Three Months Ended March 31
	2004	2003
Net sales	$32,600,451	$29,531,254

Costs and expenses:
Costs of products sold	19,726,145	18,484,935
Marketing, engineering, general and administrative	7,838,977	7,019,790
Single business tax	84,837	82,662

Operating income	4,950,492	3,943,867

Other expenses (income)
Interest and other financing expenses	4,540,604	4,196,569
Net loss (gain) on early extinguishment of debt and repurchase of notes	90,739	(2,153,049)
Other	(476,709)	(58,231)

Income before income taxes	795,858	1,958,578

Income taxes	235,947	199,663

Net income	$559,911	$1,758,915

See accompanying notes.

Numatics, Incorporated

Consolidated Condensed Balance Sheets

	(Unaudited) March 31 2004	December 31 2003
ASSETS
Current assets:
Cash	$992,014	$1,054,409
Accounts receivable	20,967,675	17,766,383
Inventories	33,067,679	33,057,910
Other current assets	2,311,494	2,792,714

Total current assets	57,338,862	54,671,416
Other assets:
Goodwill	5,592,199	5,652,149
Debt issuance costs, net of accumulated amortization	3,914,021	4,375,534
Investment in unconsolidated affiliates	2,183,243	2,289,749
Other	526,217	564,106

	12,215,680	12,881,538
Properties:
Land	684,085	1,387,590
Buildings and improvements	12,371,827	16,204,713
Machinery and equipment	59,152,611	58,270,820

	72,208,523	75,863,123
Less accumulated depreciation	(49,913,043)	(49,864,739)

	22,295,480	25,998,384

	$91,850,022	$93,551,338

Numatics, Incorporated

Consolidated Condensed Balance Sheets (continued)

	(Unaudited) March 31 2004	December 31 2003
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable trade	$6,887,631	$5,610,582
Accrued interest	5,260,999	2,886,604
Other accrued expenses	1,224,662	1,554,305
Compensation and employee benefits	3,773,348	4,036,240
Income and single business tax	1,088,871	1,000,569
Current portion of long term debt	3,825,456	4,042,855

Total current liabilities	22,060,967	19,131,155

Long term debt, less current portion	142,186,548	147,812,316
Deferred retirement benefits	12,965,047	12,742,817
Deferred income taxes	1,203,545	1,277,861

Minority interest in subsidiaries (redeemable upon the happening of certain events outside the control of the Company)	1,055,084	624,388

Stockholders’ Deficiency:
Common stock $.01 par value, 9,950,000 shares authorized; 2,397,235 shares outstanding and related additional paid in capital	4,602,151	4,602,151
Treasury stock, 262,340 shares	(3,347,280)	(3,347,280)
Accumulated deficiency	(86,151,133)	(86,711,044)
Accumulated other comprehensive loss	(2,724,907)	(2,581,026)

	(87,621,169)	(88,037,199)

	$91,850,022	$93,551,338

See accompanying notes.

Numatics, Incorporated

Consolidated Condensed Statements of Cash Flows

	(Unaudited) Three Months Ended March 31
	2004	2003
Operating activities
Net income	$559,911	$1,758,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,104,950	1,195,209
Amortization	436,365	306,239
Early extinguishment of debt	90,739	2,883,619
Gain on sale of fixed assets	(733,532)	—
Gain on repurchase of senior subordinated notes	—	(5,636,668)
Minority interest in subsidiaries	430,696	29,125
Deferred taxes	(57,531)	—
Deferred retirement benefits	292,834	239,503
Unrealized foreign currency losses	690,381	677,201
Changes in operating assets and liabilities:
Trade receivables	(3,281,552)	(295,447)
Inventories	(147,316)	836,882
Other current assets	124,271	(64,505)
Accounts payable and accrued expenses	3,578,637	2,676,910
Compensation and employee benefits	(320,698)	(766,679)
Income and single business taxes	224,100	239,521

Net cash provided by operating activities	2,992,255	4,079,825

Investing activities
Capital expenditures	(1,502,590)	(309,684)
Sale of fixed assets	4,780,740	—
Other investments	98,794	20,778

Net cash provided by (used in) investing activities	3,376,944	(288,906)

Financing activities
Debt (repayments) proceeds	(5,842,948)	48,335,327
Prior debt repayments	—	(38,135,595)
Repurchase of senior subordinated notes	—	(8,870,225)
Debt issuance costs	(50,000)	(3,200,376)

Net cash used in financing activities	(5,892,948)	(1,870,869)
Effect of exchange rate changes on cash	(538,646)	(817,832)

Net (decrease) increase in cash	(62,395)	1,102,218
Cash at beginning of period	1,054,409	1,316,250

Cash at end of period	$992,014	$2,418,468

See accompanying notes.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Numatics, Incorporated annual report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation used in the quarter ended March 31, 2004.

In May 2003, Statement of Financial Accounting Standards (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 as of January 1, 2004 and the effects of adoption were not material to the Company’s financial statements.

2. EMPLOYEE STOCK OPTIONS

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

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

2. EMPLOYEE STOCK OPTIONS (continued)

	Three Months Ended March 31
	2004	2003
Net income as reported	$559,911	$1,758,915
Deduct: Total stock-based employee compensation expense determined under the fair-value based method of accounting	(14,000)	(14,000)

Pro-forma net income	$545,911	$1,744,915

3. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for three-month periods ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31
	2004	2003
Net income	$559,911	$1,758,915
Foreign currency translation adjustments	(143,881)	506,139

	$416,030	$2,265,054

The components of accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Foreign currency translation adjustments	$(60,946)	$82,935
Minimum pension liability	(2,663,961)	(2,663,961)

	$(2,724,907)	$(2,581,026)

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

4. LONG-TERM DEBT AND SALE OF ASSETS

On February 13, 2004 the Company sold its Franklin, Tennessee building for $5,150,000 before costs, for a gain on the sale of $719,000. Proceeds of the sale were used to pay off the $2,100,000 industrial revenue bond and will fund the construction of a new building in Mt. Pleasant, Tennessee. The Company has entered into a lease agreement with the purchaser of the Franklin building through July 15, 2004, at which time the Mt. Pleasant building is expected to be complete and the facilities moved.

5. INCOME TAXES

The Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense for the periods ended March 31, 2004 and 2003.

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost for the three months ended March 31 are:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost	$82,274	$80,190	$56,795	$53,079
Interest cost	189,849	191,604	188,644	176,303
Expected return on assets	(137,519)	(137,796)	—	—
Amortization of actuarial loss	60,221	60,220	—	—
Amortization of transition obligation	2,002	2,045	66,447	66,447
Amortization of prior service cost	15,609	15,609	18,114	18,114

Net periodic benefit cost	$212,436	$211,872	$330,000	$313,943

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

7. SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its segments based on geographic area. The operating segments’ accounting policies are consistent with those described in Note 1. Financial information, summarized by geographic area, is as follows:

	Three Months Ended March 31
	2004	2003
Net sales:
North America	$25,908,979	$23,972,083
International	6,691,472	5,559,171

	$32,600,451	$29,531,254

	Three Months Ended March 31
	2004	2003
Operating income:
North America	$4,397,087	$3,570,063
International	553,405	373,804

	$4,950,492	$3,943,867

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

8. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The $115 million of 9.625 % Series B Notes issued by Numatics, Incorporated in 1998 are guaranteed by the Company’s United States subsidiaries in which it owns 100 % of the voting stock. Each of the guarantor subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest on the notes.

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of March 31, 2004 and December 31, 2003 and consolidating condensed statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

2.	Numatics, Incorporated (the Parent), combined guarantor subsidiaries and combined non-guarantor subsidiaries (consisting of the Parent’s foreign subsidiaries).

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the guarantor subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

8. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

BALANCE SHEET

March 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Trade receivables	$9,910,882	$2,116,714	$8,940,079	$—	$20,967,675
Inventories	17,359,399	5,214,217	11,509,063	(1,015,000)	33,067,679
Other	1,453,556	261,484	1,588,468	—	3,303,508

Total current assets	28,723,837	7,592,415	22,037,610	(1,015,000)	57,338,862
Goodwill	1,248,777	—	3,217,577	1,125,845	5,592,199
Other	15,911,608	40,572	751,237	(10,079,936)	6,623,481
Intercompany amounts	16,631,542	2,898,416	5,975,609	(25,505,567)	—
Property, plant and equipment, net of accumulated depreciation	16,585,525	781,465	4,928,490	—	22,295,480

	$79,101,289	$11,312,868	$36,910,523	$(35,474,658)	$91,850,022

Accounts payable and accrued expenses	$9,262,100	$911,259	$3,199,933	$—	$13,373,292
Compensation and employee benefits	2,099,038	205,110	1,469,200	—	3,773,348
Current portion of long-term debt	3,815,062	—	10,394	—	3,825,456
Other	217,179	(34,044)	905,736	—	1,088,871

Total current liabilities	15,393,379	1,082,325	5,585,263	—	22,060,967
Long-term debt less current portion	136,902,368	—	5,284,180	—	142,186,548
Other	12,965,047	—	1,203,545	1,055,084	15,223,676
Intercompany amounts	4,611,755	5,122,405	15,771,407	(25,505,567)	—
Stockholders’ (deficiency) equity	(90,771,260)	5,108,138	9,066,128	(11,024,175)	(87,621,169)

	$79,101,289	$11,312,868	$36,910,523	$(35,474,658)	$91,850,022

December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Trade receivables	$8,153,030	$2,031,929	$7,581,424	$—	$17,766,383
Inventories	17,463,617	4,924,216	11,658,077	(988,000)	33,057,910
Other	1,687,109	129,498	2,030,516	—	3,847,123

Total current assets	27,303,756	7,085,643	21,270,017	(988,000)	54,671,416
Goodwill	1,248,777	—	3,277,527	1,125,845	5,652,149
Other	16,462,898	40,572	805,855	(12,079,936)	7,229,389
Intercompany amounts	15,096,583	2,636,349	6,310,383	(24,043,315)	—
Property, plant and equipment, net of accumulated depreciation	20,174,695	806,090	5,017,599	—	25,998,384

	$80,286,709	$10,568,654	$36,681,381	$(33,985,406)	$93,551,338

Accounts payable and accrued expenses	$6,365,054	$823,281	$2,863,156	$—	$10,051,491
Compensation and employee benefits	2,296,922	301,630	1,437,688	—	4,036,240
Current portion of long-term debt	3,992,866	39,402	10,587	—	4,042,855
Other	159,214	(28,300)	869,655	—	1,000,569

Total current liabilities	12,814,056	1,136,013	5,181,086	—	19,131,155
Long-term debt less current portion	139,806,041	—	8,006,275	—	147,812,316
Other	12,742,817	—	1,277,861	624,388	14,645,066
Intercompany amounts	6,273,458	4,453,825	13,316,032	(24,043,315)	—
Stockholders’ (deficiency) equity	(91,349,663)	4,978,816	8,900,127	(10,566,479)	(88,037,199)

	$80,286,709	$10,568,654	$36,681,381	$(33,985,406)	$93,551,338

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

8. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$21,180,243	$4,125,939	$14,361,269	$(7,067,000)	$32,600,451
Costs and expenses	17,266,176	3,986,381	13,437,402	(7,040,000)	27,649,959

Operating income	3,914,067	139,558	923,867	(27,000)	4,950,492
Interest and other	3,335,669	10,238	613,978	430,696	4,390,581

Net income	$578,398	$129,320	$309,889	$(457,696)	$559,911

Three Months Ended March 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$19,360,358	$3,709,903	$12,311,993	$(5,851,000)	$29,531,254
Costs and expenses	16,457,666	3,460,079	11,513,642	(5,844,000)	25,587,387

Operating income	2,902,692	249,824	798,351	(7,000)	3,943,867
Interest and other	608,675	18,265	265,814	1,292,198	2,184,952

Net income	$2,294,017	$231,559	$532,537	$(1,299,198)	$1,758,915

NUMATICS, INCORPORATED

Notes to Consolidated Condensed Financial Statements (Unaudited)

March 31, 2004

8. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (continued)

STATEMENT OF CASH FLOWS

Three Months ended March 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,905,608	$(267,096)	$353,743	$—	$2,992,255

Cash flows from investing activities:
Capital expenditures	(1,332,364)	(29,089)	(141,137)	—	(1,502,590)
Sale or disposal of fixed assets	4,767,820		12,920	—	4,780,740
Other investments	98,794	—	—	—	98,794

Net cash provided by (used in) investing activities	3,534,250	(29,089)	(128,217)	—	3,376,944

Cash flows from financing activities:
Debt repayments	(3,081,477)	(39,402)	(2,722,069)	—	(5,842,948)
Debt issuance costs	(50,000)	—	—	—	(50,000)

Net cash used in financing activities	(3,131,477)	(39,402)	(2,722,069)	—	(5,892,948)

Other	—	—	3,380	(542,026)	(538,646)
Intercompany accounts	(3,303,706)	406,514	2,355,166	542,026	—

Net increase (decrease) in cash	4,675	70,927	(137,997)	—	(62,395)
Cash at beginning of year	347,826	60,264	646,319	—	1,054,409

Cash at end of period	$352,501	$131,191	$508,322	$—	$992,014

Three Months ended March 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,219,127	$129,206	$1,582,987	$(1,016,495)	$3,914,825

Cash flows from investing activities:
Capital expenditures	(224,646)	(44,213)	(40,825)		(309,684)
Other investments	1,999,140	—	(2,994,857)	1,016,495	20,778

Net cash provided by (used in) investing activities	1,774,494	(44,213)	(3,035,682)	1,016,495	(288,906)

Cash flows from financing activities:
Proceeds from borrowings	40,224,849	—	8,314,880	—	48,500,327
Debt repayments	(34,743,042)	(39,402)	(3,392,553)	—	(38,135,595)
Debt issuance costs	(2,830,140)	—	(370,236)	—	(3,200,376)
Repurchase of Series B Notes	(8,870,225)	—	—	—	(8,870,225)

Net cash (used in) provided by financing activities	(6,218,558)	(39,402)	4,552,091	—	(1,705,869)

Other	—	—	26,020	(843,852)	(817,832)
Intercompany accounts	2,386,158	(49,034)	(3,180,976)	843,852	—

Net increase (decrease) in cash	1,161,221	(3,443)	(55,560)	—	1,102,218
Cash at beginning of year	325,266	104,001	886,983	—	1,316,250

Cash at end of period	$1,486,487	$100,558	$831,423	$—	$2,418,468

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Net sales. Net sales of $32.6 million for the three months ended March 31, 2004 were 10.4% higher than the $29.5 million in the same period of 2003. Net sales of traditional valve products increased 7.9% or $1.5 million while net sales of motion control products increased 10.9% or $0.6 million and sales of air preparation products increased 18.7% or $1.0 million. North American sales increased 8.1% or $2.0 million and international sales increased 20.4% or $1.1 million. Of this total $3.1 million increase in sales, $1.7 million resulted from changes in currency rates on consolidated foreign subsidiaries. The remaining $1.4 million increase in sales was attributed to new product introductions, marketing programs and focused selling targeting specific customer groups, coupled with the generally improved business climate.

Gross profit. Gross profit was $12.9 million, or 39.5% of net sales, for the three months ended March 31, 2004 compared with $11.0 million, or 37.4% of net sales, in the same period of 2003. Efficiencies due to increased volume and product mix resulted in the improved gross profit.

Marketing, engineering, general and administrative. Marketing, engineering, general and administrative expenses were $7.8 million for the three months ended March 31, 2004, compared to $7.0 million for the same period in 2003. $0.4 million of this increase resulted from changes in currency rates on consolidated foreign subsidiaries. The remaining $0.4 million increase was added in response to the increased sales levels, as the Company invested in its engineering, marketing and customer service areas and continued filling vacant positions.

Operating income. Operating income for the three months ended March 31, 2004 was $5.0 million compared to $3.9 million in the same period in 2003. This $1.1 million increase was a result of higher net sales and improved gross profit, offset by increases in marketing, engineering, general and administrative expenses. Operating income in North America increased $0.9 million, or 23.2%, while the international segment’s operating income increased by $0.2 million, or 48.0%.

Interest and other financing expenses. Interest expense increased $0.3 million from $4.2 million in the first three months of 2003 to $4.5 million in 2004. This increase represented $0.4 million of minority interest expense offset by $0.1 million lower interest expense payments.

Net loss (gain) on early extinguishment of debt and repurchase of notes. $0.1 million of deferred financing costs was written off during the first quarter 2004 in relation to the pay off of the industrial revenue bond. During January 2003 the Company refinanced its senior debt, and as a result recorded net charges related to the write-off of deferred financing costs for its former senior credit facilities of $3.4 million. During February and March 2003 the Company repurchased $15.0 million face value of its Series B Notes resulting in a net gain of $5.6 million.

Other. The Company recorded a net gain on the sale of its Franklin, Tennessee building of $0.7 million during the quarter ended March 31, 2004. Other expense, composed primarily of realized and unrealized foreign exchange losses on a weakened U.S. dollar of $0.2 million during the quarter ended March 31, 2004 compared to $0.1 million of foreign exchange gains during the same period in 2003.

Income taxes. For the periods ended March 31, 2004 and 2003, the Company utilized its net operating losses in the U.S., resulting in no U.S. federal income tax expense and a total income tax expense of $0.2 million and $0.2 million, respectively.

Net income. Due to the factors discussed above, net income decreased $1.2 million, from $1.8 million during the three months ended March 31, 2003 to end this period at $0.6 million.

Liquidity and Capital Resources

Working capital was $35.3 million at March 31, 2004 compared to $35.5 million at December 31, 2003. Historically, the Company has utilized cash from operations and borrowings under its credit facilities to satisfy its operating and capital needs and to service its indebtedness.

Total debt outstanding was $146.0 million at March 31, 2004 compared to $151.9 million at December 31, 2003. This decrease was primarily due to the sale of the Company’s Franklin, Tennessee building and normally scheduled debt payments. The Company estimates that borrowing base limitations would have limited the Company’s revolving credit availability to approximately $24.3 million as of March 31, 2004.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet arrangements” as defined in Item 303(a)(4) of Regulation S-K.

Specified Contractual Obligations

There have been no material changes in the information that would be provided under Item 303(a)(5) of Regulation S-K from December 31, 2003 to March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information that would be provided under Item 305 of Regulation S-K from the end of the preceding fiscal year to March 31, 2004.

Item 4. Controls and Procedures

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUMATICS, INCORPORATED

By:	/s/ Robert P. Robeson
Robert P. Robeson
Vice President, Treasurer and
Chief Financial Officer;
on behalf of the registrant and as its principal financial officer

Date: May 12, 2004